Form 10-Q
period 2011-02-28
NORTHWEST RESOURCES, INC.
filed 2011-04-14
CIK 1507718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-171371

Northwest Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	37-1603977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Baring Blvd., Sparks, Nevada 89434
(Address of principal executive offices)

(775) 771-3176
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,000,000 common shares as of April 13, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of February 28, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2011 and from inception through February 28, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity as of February 28, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended February 28, 2011 and from inception through February 28, 2011 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the full year.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of February 28, 2011 and November 30, 2010

	February 28, 2011	November 30, 2010
ASSETS

Current assets
Cash	$3,285	$9,904

Mineral Property	6,500	6,500

Total assets	$9,785	$16,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$3,146	$8,146

Total current liabilities	3,146	8,146

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	12,000	12,000
Deficit accumulated during the exploration stage	(13,361)	(11,742)
Total stockholders’ equity	6,639	8,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,785	$16,404

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months ended February 28, 2011
For the period from May 21, 2010 (Date of Inception) through February 28, 2011

	Three months ended February 28, 2011	Period from May 21, 2010 (Inception) to February 28, 2011

General and administrative expenses:
Professional fees	$1,000	$9,146
Exploration costs	600	4,100
Other	19	115
Total general and administrative expenses	$1,619	$13,361

Net loss	$(1,619)	$(13,361)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	8,000,000	8,000,000

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from May 21, 2010 (Date of Inception) through February 28, 2011

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash at $.0025 per share	8,000,000	$8,000	$12,000	$-	$20,000
Net loss for the period	-	-	-	(11,742)	(11,742)

Balance, November 30, 2010	8,000,000	8,000	12,000	(11,742)	8,258
Net loss for the period	-	-	-	(1,619)	(1,619)

Balance, February 28, 2011	8,000,000	$8,000	$12,000	$(13,361)	$6,639

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended February 28, 2011
For the period from May 21, 2010 (Date of Inception) through February 28, 2011

	Three months ended February 28, 2011	Period from May 21, 2010 (Inception) to February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,619)	$(13,361)
Change in non-cash working capital items
Increase in accrued expenses	(5,000)	3,146

CASH FLOWS USED IN OPERATING ACTIVITIES	(6,619)	(10,215)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	-	20,000
CASH FLOWS FROM FINANCING ACTIVITIES	-	20,000

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of mineral property	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES	-	(6,500)
NET INCREASE IN CASH	(6,619)	3,285
Cash, beginning of period	9,904	-
Cash, end of period	$3,285	$3,285

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northwest Resources, Inc. (“Northwest” or the “Company”) was incorporated in Nevada on May 21, 2010.  Northwest is an exploration stage company and has not yet realized any revenues from its planned operations.  Northwest is currently in the process of exploring certain mining claims.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited interim financial statements of Northwest Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form S-1, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Northwest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Northwest has recurring losses and has a deficit accumulated during the exploration stage of $13,361 as of February 28, 2011.  Northwest's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Northwest has no current source of revenue. Without realization of additional capital, it would be unlikely for Northwest to continue as a going concern.  Northwest's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Northwest's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended August 31, 2010, the Company acquired a 100% interest in a mining claim in the County of Plumas in the state of California for cash consideration of $6,500.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

February 28, 2011
Refundable Federal income tax attributable to:
Current Operations	$550
Less: valuation allowance	(550)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,542
Less: valuation allowance	(4,542)
Net deferred tax asset	$-

At February 28, 2011, Northwest had an unused net operating loss carryover approximating $13,360 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 5 – COMMON STOCK

At inception, Northwest issued 8,000,000 shares of stock at $0.0025 to its founding shareholder for $20,000 cash.

NOTE 6 – COMMITMENTS

Other than its mineral claims, Northwest neither owns nor leases any real or personal property.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an exploration stage mineral exploration company incorporated in Nevada on May 21, 2010.  On June 22, 2010, we acquired a 100% ownership interest in the Check and Checkmate placer mining claim located in Plumas County, California.  The Check and Checkmate claim is located on federal lands administered by the U.S. Forest Service and the Bureau of Land Management.  Our ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Check and Checkmate claim is roughly 70 acres in size and is located on Little Blackhawk Creek near Quincy, California.

We have performed an initial reconnaissance sampling program on our mining claim.  Our initial sampling program indicated the presence of gold in the sediments which were sampled, with the highest and coarsest populations of gold being located in samples from older mining excavations taken from at or near the bedrock. Based upon the results of our initial reconnaissance sampling program, our consulting geologist has recommended an additional program of bulk sampling from both stream sediments and waste piles from historical excavations, as well as geophysical investigations.   Our planned additional exploration activities will be designed to explore for indications that the Check and Checkmate claim may contain commercially viable quantities of gold.  We have not identified commercially exploitable reserves of gold or other precious metals on the Check and Checkmate claim to date.  We are an exploration stage company and there is no assurance that commercially viable gold quantities exist on the Check and Checkmate mineral claim.

Phase II and III Exploration Plan for the Check and Checkmate Claim

Our business plan is to proceed with the exploration of the Check and Checkmate mineral claim to determine whether there are commercially exploitable reserves of gold.  We intend to proceed with the additional exploration program as recommended by our consulting geologist.

Based on the results of our initial Phase 1 reconnaissance sampling program, our consulting geologist has recommended undertaking additional exploration activities.

Our planned additional exploration activities and their estimated costs are as follows:

		Estimated Cost
Phase II	• Preparing and submitting permits for the use of mechanical excavating and processing equipment. • Processing of the waste piles from selected historical excavations. • Bulk sampling the waste piles developed from the Newton Pond excavation. • Bulk sampling of the active stream sediments.	$15,000
Phase III	• Conducting geophysical investigations to determine the bedrock morphology to ascertain the location of the “pay streak” and the extent of historical underground workings.	to be determined

We currently expected to commence Phase II in the late Spring or early summer of 2011, following the melt of winter snows in the Sierras.  We are currently conducting a registered public offering and we expect it to be fully subscribed.  We therefore believe that we will have sufficient funds available to complete Phase II of our exploration program in 2011. We will require additional financing in order complete Phase III of our planned exploration program and to undertake commercial gold production on the Check and Checkmate claim.  In the event that we are able to raise sufficient funds to undertake Phase III, we expect that phase to begin in early 2012. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Sampling and other data acquired during our exploration of the Check and Checkmate claim will ultimately determine whether the project will become economically viable.

Operating Budget for Fiscal Year Beginning December 1, 2010

The operating budget for our first full fiscal year consists of planned expenditures for Phase II of our mineral exploration program, as described above, and for necessary legal and accounting expenses.  Management’s estimate of our planned expenditures by category and by fiscal quarter for our first full fiscal year is set forth below:

Expense Category	Q1	Q2	Q3	Q4	Category Totals
Mineral Exploration	$0	$15,000	$0	$0	$15,000
Legal, Accounting	$2,000	$2,000	$2,000	$2,000	$8,000
Quarterly Total	$2,000	$17,000	$2,000	$2,000
Grand Total for fiscal year	$2,000	$19,000	$21,000	$23,000

Results of Operations for the three months ended February 28, 2011 and for the period from May 21, 2010 (date of inception) through February 28, 2011

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $1,619 for the three months ended February 28, 2011.  We have incurred total expenses and a net loss of $13,361 from inception on May 21, 2010 through February 28, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of February 28, 2011, we had current assets in the amount of $3,285, consisting entirely of cash. Our current liabilities as of February 28, 2011, were $3,146. Thus, we had working capital of $139 as of February 28, 2011.

As outlined above, we expect to spend approximately $23,000 toward the initial implementation of our business plan over the course of our first full fiscal year.  As of February 28, 2011, we had $5,285 in cash.  The success of our business plan therefore depends on raising funds through our current registered public offering.  Management expects the offering to be fully subscribed, resulting in total proceeds of $18,000.  Therefore, we believe we will have sufficient cash to fund our budget through the end of the third quarter of our fiscal year beginning December 1, 2010. Our ability to undertake Phase III of our mineral exploration plan and to meet our planned budget beyond the first three quarters of our current fiscal year will be contingent upon us obtaining additional financing. In addition, we will require significant additional capital in order to undertake commercial gold production on our mineral claim following completion of our planned exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Taylor Edgerton.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form S-1/A filed on January 27, 2011.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northwest Resources, Inc.

Date:	April 14, 2011

By:	/s/ Taylor Edgerton Taylor Edgerton
Title:	Chief Executive Officer and Director