Form 10-Q
period 2011-05-31
NORTHWEST RESOURCES, INC.
filed 2011-07-15
CIK 1507718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,000,000 common shares as of July 14, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2011 (unaudited) and November 30, 2010;
F-2	Statements of Operations for the three and six months ended May 31, 2011 and from May 21, 2010 (inception) through May 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity as of May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2011 and from May 21, 2010 (inception) through May 31, 2011 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

NORTHWEST RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of May 31, 2011 and November 30, 2010

	May 31, 2011	November 30, 2010
ASSETS

Current assets
Cash	$17,838	$9,904

Mineral Property	6,500	6,500

Total assets	$24,338	$16,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$3,647	$8,146

Total current liabilities	3,647	8,146

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 11,000,000 shares issued and outstanding (2010- 8,000,000 common shares issued)	11,000	8,000
Additional paid in capital	27,000	12,000
Deficit accumulated during the exploration stage	(17,309)	(11,742)
Total stockholders’ equity	20,691	8,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,338	$16,404

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and six months ended May 31, 2011
For the period from May 21, 2010 (Date of Inception) through May 31, 2010
For the period from May 21, 2010 (Date of Inception) through May 31, 2011

	Three months ended May 31, 2011	Six months ended May 31, 2011	Period from May 21, 2010 (Inception) to May 31, 2010	Period from May 21, 2010 (Inception) to May 31, 2011

General and administrative expenses:
Professional fees	$2,947	$3,947	$-	$12,093
Exploration costs	-	600	-	4,100
Other	1,001	1,020	-	1,116
Total general and administrative expenses	$3,948	$5,567	$-	$17,309

Net loss	$(3,948)	$(5,567)	$-	$(17,309)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,000,000	9,000,000	0

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from May 21, 2010 (Date of Inception) through May 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash at $.0025 per share	8,000,000	$8,000	$12,000	$-	$20,000
Net loss for the period	-	-	-	(11,742)	(11,742)

Balance, November 30, 2010	8,000,000	8,000	12,000	(11,742)	8,258
Issuance of common stock for cash at $ 0.006 per share	3,000,000	3,000	15,000	-	18,000
Net loss for the period	-	-	-	(5,567)	(5,567)

Balance, May 31, 2011	11,000,000	$11,000	$27,000	$(17,309)	$20,691

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended May 31, 2011
For the period from May 21, 2010 (Date of Inception) through May 31, 2010
For the period from May 21, 2010 (Date of Inception) through May 31, 2011

	Six months ended May 31, 2011	Period from May 21, 2010 (Inception) to May 31, 2010	Period from May 21, 2010 (Inception) to May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,567)	$-	$(17,309)
Change in non-cash working capital items
Increase in accrued expenses	(4,499)	-	3,647

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,066)	-	(13,662)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	18,000	-	38,000
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	38,000

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of mineral property	-	-	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	(6,500)
NET INCREASE IN CASH	7,934	-	17,838
Cash, beginning of period	9,904	-	-
Cash, end of period	$17,838	$-	$17,838

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

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
May 31, 2011

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

NOTE 2 - GOING CONCERN

Northwest has recurring losses and has a deficit accumulated during the exploration stage of $17,309 as of May 31, 2011.  Northwest's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Northwest has no current source of revenue. Without realization of additional capital, it would be unlikely for Northwest to continue as a going concern.  Northwest's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Northwest's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended May 31, 2011, the Company acquired a 100% interest in a mining claim in the County of Plumas in the state of California for cash consideration of $6,500.

NORTHWEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

May 31,
2011
Refundable Federal income tax attributable to:
Current Operations	$1,890
Less: valuation allowance	(1,890)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

May 31,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$5,885
Less: valuation allowance	(5,885)
Net deferred tax asset	$-

At May 31, 2011, Northwest had an unused net operating loss carryover approximating $17,300 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 5 – COMMON STOCK

At inception, Northwest issued 8,000,000 shares of stock at $0.0025 to its founding shareholder for $20,000 cash.

During the period ended May 31, 2011, Northwest issued 3,000,000 shares of common at $ 0.06 for $18,000 cash.

NOTE 6 – COMMITMENTS

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

We currently expected to commence Phase II in the late summer or early fall of 2011.  Our recent registered public offering was fully subscribed.  We therefore have sufficient funds available to complete Phase II of our exploration program in 2011. We will require additional financing in order complete Phase III of our planned exploration program and to undertake commercial gold production on the Check and Checkmate claim.  In the event that we are able to raise sufficient funds to undertake Phase III, we expect that phase to begin in early-mid 2012. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Sampling and other data acquired during our exploration of the Check and Checkmate claim will ultimately determine whether the project will become economically viable.

Results of Operations for the three and six months ended May 31, 2011 and for the period from May 21, 2010 (date of inception) through May 31, 2011

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $3,948 for the three months ended May 31, 2011. We incurred expenses and a net loss of $5,567 for the six months ended May 31, 2011. We have incurred total expenses and a net loss of $17,309 from inception on May 21, 2010 through May 31, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of May 31, 2011, we had current assets in the amount of $17,838, consisting entirely of cash. Our current liabilities as of May 31, 2011, were $3,647. Thus, we had working capital of $14,191 as of May 31, 2011.

Although we believe we have sufficient capital resources to complete Phase II of our exploration plan as outlined above, the longer-term success of our business plan will ultimately depend on our ability to raise additional capital. We will require significant additional capital in order to undertake Phase III of our exploration plan and to commence commercial gold production on our mineral claim following completion of our planned exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Taylor Edgerton.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011.

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

Northwest Resources, Inc.

Date:	July 14, 2011

By:	/s/ Taylor Edgerton Taylor Edgerton
Title:	Chief Executive Officer and Director