Form 10-Q
period 2011-08-31
NORTHWEST RESOURCES, INC.
filed 2011-10-17
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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
_______________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,000,000 common shares as of October 14, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of August 31, 2011 (unaudited) and November 30, 2010;
F-2	Statements of Operations for the three and nine months ended August 31, 2011, three months ended August 31, 2010, from May 21, 2010 (inception) through August 31, 2011, and from May 21, 2010 (inception) through August 31, 2010 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2011, from May 21, 2010 (inception) through August 31, 2010, and from May 21, 2010 (inception) through August 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of August 31, 2011 and November 30, 2010

	August 31, 2011	November 30, 2010
ASSETS

Current assets
Cash	$17,838	$9,904

Mineral Property	6,500	6,500

Total assets	$24,338	$16,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$5,147	$8,146

Total current liabilities	5,147	8,146

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,000,000 shares issued and outstanding (2010- 8,000,000 common shares issued)	11,000	8,000
Additional paid in capital	27,000	12,000
Deficit accumulated during the exploration stage	(18,809)	(11,742)
Total stockholders’ equity	19,191	8,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,338	$16,404

See accompanying notes to financial statements.

F-1

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and nine months ended August 31, 2011

Three months ended August 31, 2010

For the period from May 21, 2010 (Date of Inception) through August 31, 2010

For the period from May 21, 2010 (Date of Inception) through August 31, 2011

	Three months ended August 31, 2011	Three months ended August 31, 2010	Nine months ended August 31, 2011	Period from May 21, 2010 (Inception) to August 31, 2010	Period from May 21, 2010 (Inception) to August 31, 2011

General and administrative expenses:
Professional fees	$1,500	$—	$5,447	$—	$13,593
Exploration costs	—	—	600	—	4,100
Other	—	36	1,020	36	1,116
Total general and administrative expenses	1,500	36	7,067	36	18,809

Net loss	$(1,500)	$(36)	$(7,067)	$(36)	$(18,809)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,000,000	8,000,000	9,333,333	8,000,000

See accompanying notes to financial statements.

F-2

NORTHWEST RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended August 31, 2011

For the period from May 21, 2010 (Date of Inception) through August 31, 2010

For the period from May 21, 2010 (Date of Inception) through August 31, 2011

	Nine months ended August 31, 2011	Period from May 21, 2010 (Inception) to August 31, 2010	Period from May 21, 2010 (Inception) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,067)	$(36)	$(18,809)
Change in non-cash working capital items
Increase in accrued expenses	(2,999)	—	5,147

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,066)	(36)	(13,662)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	18,000	20,000	38,000
CASH FLOWS FROM FINANCING ACTIVITIES	18,000	20,000	38,000

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of mineral property	—	(6,500)	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES	—	(6,500)	(6,500)
NET INCREASE IN CASH	7,934	13,474	17,838
Cash, beginning of period	9,904	—	—
Cash, end of period	$17,838	$13,474	$17,838

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

F-3

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northwest Resources, Inc. (“Northwest” or the “Company”) was incorporated in Nevada on May 21, 2010. Northwest is an exploration stage company and has not yet realized any revenues from its planned operations. Northwest is currently in the process of acquiring certain mining claims.

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

F-4

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

NOTE 2 - GOING CONCERN

Northwest has recurring losses and has a deficit accumulated during the exploration stage of $18,809 as of August 31, 2011. Northwest's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Northwest has no current source of revenue. Without realization of additional capital, it would be unlikely for Northwest to continue as a going concern. Northwest's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Northwest's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended August 31, 2011, the Company acquired a 100% interest in a mining claim in the County of Plumas in the state of California for cash consideration of $6,500.

F-5

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	August 31, 2011	August 31, 2010
Federal income tax benefit attributable to:
Current Operations	$2,405	$10
Less: valuation allowance	(2,405)	(10)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$6,395
Less: valuation allowance	(6,395)
Net deferred tax asset	$—

At August 31, 2011, Northwest had an unused net operating loss carryover approximating $18,800 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 5 – COMMON STOCK

At inception, Northwest issued 8,000,000 shares of stock at $0.0025 to its founding shareholder for $20,000 cash.

During the period ended August 31, 2011, Northwest issued 3,000,000 shares of common at $0.06 for $ 18,000 cash.

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

F-6

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

7

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

We currently expect to commence Phase II in the spring of 2012.  We believe that we have sufficient funds available to complete Phase II of our exploration program. We will require additional financing in order complete Phase III of our planned exploration program and to undertake commercial gold production on the Check and Checkmate claim.  In the event that we are able to raise sufficient funds to undertake Phase III, we expect that phase to begin in late 2012. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Sampling and other data acquired during our exploration of the Check and Checkmate claim will ultimately determine whether the project will become economically viable.

Results of Operations for the three and nine months ended August 31, 2011, three months ended August 31, 2010, from May 21, 2010 (inception) through August 31, 2011, and from May 21, 2010 (inception) through August 31, 2010.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $1,500 for the three months ended August 31, 2011. We incurred expenses and a net loss of $36 for the three months ended August 31, 2010. We incurred expenses and a net loss of $7,067 for the nine months ended August 31, 2011. We have incurred total expenses and a net loss of $18,809 from inception on May 21, 2010 through August 31, 2011. We incurred total expenses and a net loss of $36 from inception on May 21, 2010 through August 31, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of August 31, 2011, we had current assets in the amount of $17,838, consisting entirely of cash. Our current liabilities as of August 31, 2011, were $5,147. Thus, we had working capital of $12,691 as of August 31, 2011.

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

8

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

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Taylor Edgerton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011.

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

9

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

10

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northwest Resources, Inc.

Date:	October 17, 2011

By:	/s/ Taylor Edgerton Taylor Edgerton
Title:	Chief Executive Officer and Director