Form 10-K
period 2011-11-30
NORTHWEST RESOURCES, INC.
filed 2012-02-28
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-171371

Northwest Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	37-1603977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1285 Baring Blvd., Sparks, Nevada	89434
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (775) 771-3176

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,000,000 shares as of February 27, 2012.

PART I

Item 1. Business

We are an exploration stage company engaged in the exploration of mineral properties. We have acquired a block of mineral claims that we refer to as the Check and Checkmate claim, Bureau of Land Management California Mining Claim No. CAMC 296945. Additional exploration of this mineral claim is required before a final determination as to its viability can be made. The property consists of approximately 70 acres and is located on federal land in Plumas County, California. The Check and Checkmate claim is an unpatented mining claim and our rights to the property are restricted to the exploration and extraction of a mineral deposit.

Through our consulting geologist, we have performed an initial reconnaissance sampling program on our mining claim. Our initial sampling program indicated the presence of gold in the sediments which were sampled, with the highest and coarsest populations of gold being located in samples from older mining excavations taken from at or near the bedrock. Based upon the results of our initial reconnaissance sampling program, our consulting geologist has recommended an additional program of bulk sampling from both stream sediments and waste piles from historical excavations, as well as geophysical investigations. Our planned additional exploration activities will be designed to explore for indications that the Check and Checkmate claim may contain commercially viable quantities of gold. We have not identified commercially exploitable reserves of gold or other precious metals on the Check and Checkmate claim to date. We are an exploration stage company and there is no assurance that commercially viable gold quantities exist on the Check and Checkmate mineral claim.

History of Previous Mining Operations on the Check and Checkmate Claim and Condition of the Property

Historic mining on Little Blackhawk Creek began in the late 1800s and various activities have been performed since then. The Newtown Consolidated Placer Mines were located on the claim. There are numerous existing disturbances include test pits, tailing piles, empty water reservoirs with earth berm-dams, ditches, shafts, one steel-cased mine shaft, and a man-made pond on the claim.

The Newtown Consolidated Placer Mines consisted of about 4,000 feet of stream channel situated in a relatively wide ravine in the approximate location of the man-made pond located on the Check and Checkmate claim. The mine used drifting and hydraulic mining techniques to mine the gold. Drifting consisted of vertical shafts sunk through the overburden to bedrock and horizontal tunnels pioneered the bedrock contact. During our consulting geologist’s reconnaissance of the claim, twenty-two shafts were identified. Some shafts were dug as much as 70 feet before they hit bedrock. Groundwater was a significant problem for the drifters and drain tunnels were planned, however, it is not clear if they were completed.

Newton Pond is a man-made pond on the claim of approximately one-half acre in size. According to a nearby property owner, it was dug in the 1950s to provide water to the adjacent Imperial Mine. The pond was excavated using a bulldozer to nearly bedrock when the dozer hit a clay layer and punctured an artesian aquifer. The incoming water quickly saturated the clay and the dozer became trapped. A second dozer tried to pull it out but nearly became stuck as well, and they had to leave the first dozer in the hole.

Of particular interest is that the dozer merely pushed the material out of the hole into two large piles one at the north end and the other along the eastern margin of the pond. A reconnaissance of the sediments shows a high population of subrounded to sub-angular clasts, with diameters up to 12-18 inches. During historic mining activities, the surface water was used to process placer mining concentrates. When shafts were dug to reach the alluvial-bedrock contact, groundwater was said to be a major issue. Miners would excavate the shafts on the flanks of the valley and trace the bedrock contact towards the valley center for as long as they could tread water, and then abandon the operation. In 1913, the Newton Consolidated Placer Mines Company started the Jackass tunnel from a down-valley location to drain the Newton Flat groundwater so that bedrock mining could continue. There is no report available to verify that this tunnel was completed or of the extent of their progress. There are reports of other dewatering tunnels that were dug by 1918, including the 700-foot Jeffery tunnel and the 500-foot Cabe tunnel, but there are no reports that they achieved their goals. Near-surface groundwater was observed in one of the remnant digs on the claim and is present at a depth of about 23 feet below the surface in the “cased” mine shaft.

There is currently no electrical power available on the Check and Checkmate claim.

Work Completed By Northwest Resources, Inc. to Date and Planned Geological Exploration Program

Our consulting geologist, Charles P. Watson, CA Professional Geologist #7818, has performed a reconnaissance-level mineral assessment of the property to outline its potential for a commercial-grade placer operation. The reconnaissance included a review of the historic mining activities, outlining site characteristics, and sampling targeted waste piles from historic drift mining and the recent sediments from the active creek. Simple hand tools were used to sample various sites and non-mechanized processing equipment was employed to concentrate the material. Our reconnaissance sampling of the Check and Checkmate placer claim consisted of taking samples of the shaft waste piles and targeting recent sediments from the active creek. The purpose was to characterize the sediments sampled with respect the potential for economic gold recovery. Simple hand tools were used to sample various sites and non-mechanized processing equipment was employed to concentrate the material.

Our sampling activities were conducted on July 24 and 25, 2010. Three waste piles from shaft excavations were chosen to represent the subsurface materials, and three locations along the active stream channel was chosen to represent the surface material. Material to be processed from the waste piles were selected to represent the last materials excavated from the shafts, thus representing the deepest material excavated and likely from the bedrock. Test holes were excavated to a depth of 1-2 feet below the surface using picks and shovels, whereupon the material was collected into buckets and transported to the processing site. Samples from the creek sediments were taken from both the remnant bank deposits as well as the active channel. Bedrock was not exposed, therefore no samples were obtained from on or near the bedrock. Holes were dug 1-3 feet below the surface, or until groundwater overwhelmed the procedures.

As the material was washed, clast angular-rounded notations were made and compared to the amount and size fractions of gold recovered. Clast size was generally consistent within the excavation samples, however, the creek sediments showed few clasts over 2 inches in diameter.

The material was processed by hand shoveling into the highbanker, and the concentrates were collected and hand-panned for gold analysis.

Table 1, below, summarizes the observations made by our consulting geologist regarding the material process from the 3 waste pile sites and from the creek sediments on the claim:

Table 1
		Percent Roundness			Black Sand	Gold Character
	Yards (yds3)	Angular	Sub-Angular	Sub-Rounded	Concentrations (A, M, W)
Excavation 1	0.2	35	55	10	Abundant	1 nugget, some flakes, some powder
Excavation 2	0.42	65	25	10	Weak to Mod	Few flakes, some powder
Excavation 3	0.28	75	20	5	Weak	Trace flakes, trace powder
Creek Sediments	0.26	10	20	70	Weak	Trace powder

The data collected shows that gold was recovered in all the sediments sampled. Samples from one of the old mining excavations, which likely came from at or near the bedrock, contained the highest and coarsest populations of gold. This confirms the historic records that the target deposit is the basal stratigraphic section. The greatest amount of gold was recovered from Excavation 1, which showed an elevated population of sub-angular clasts, a moderate population of angular clasts, and an abundance of black sands. Comparatively amongst the excavation samples, the higher the clast angularity, the less gold was recovered. This is also true for the lesser amounts of black sand.

Data also shows the larger gold size fraction came from Excavation 1. Based upon the characterization descriptions, it is likely that these sediments came at or near bedrock, whereupon the sediments from Excavations 2 and 3 likely came from stratifications above the basal section. The least amount of gold was recovered from the creek sediments, which showed a high population of sub-rounded sediments and weak abundance of black sands. This was not unexpected, as none of those samples came from on or near the bedrock.

The roundness of the clasts is an indicator of time of transport of the sediment. Long transports have clasts that are more round and short transports have clasts that are more angular. The data suggests that the source area for the gold was most likely a moderate distance away, which would confirm that both gold mineralization of local bedrock and auriferous Tertiary gravels may have played a role in the source area of the deposit.

Based on the results of our initial Phase 1 reconnaissance sampling program, our consulting geologist has recommended taking additional steps in a multi-level exploration plan to mine the placer deposits of the Check and Checkmate claim.

Recommendations for additional sampling and testing include:

-	Preparing and submitting permits for the use of mechanical excavating and processing equipment.
-	Processing of the waste piles from selected historical excavations.
-	Bulk sampling the waste piles developed from the Newton Pond excavation.
-	Bulk sampling of the active stream sediments.
-	Conducting geophysical investigations to determine the bedrock morphology to ascertain the location of the “pay streak” and the extent of historical underground workings.

Our Phase I reconnaissance sampling program was completed at a cost of $3,500. As discussed in more detail under “Management Discussion and Analysis of Financial Condition and Results of Operations,” below, we currently plan to pursue a sampling program on the property at an approximate cost of $15,000.

Geology and Potential Gold Sources on the Check and Checkmate Claim

The Check and Checkmate placer claim is located at elevations between 3580 and 3780 feet amsl. The topography is a shallow, relatively wide, bowl-shaped ravine. The surrounding ridge crests reach an elevation of 4500 feet amsl on the west, 3800 feet amsl on the east, and 4000 feet amsl on the south. The valley is tilted gently to the north-northeast. The ridge to the west has the characteristic flat top, which is commonly found throughout the area as being the erosional platform of the auriferous proto-Feather River. The smaller ridges to the east and southeast also show flat tops, but have had much erosion and may have lost the evidence of these geologic deposits. The site is an open coniferous wooded environment. Some of the old-growth trees still exist and are hundreds of years old. There is much second and third generation timber and many saplings are forging a new generation of timber. The private land west of the claim was recently thinned of trees. Vegetation quickly regrows in this climate making it difficult to determine the age of previous disturbances.

Little Blackhawk Creek is a small perennial creek that flows through the Check and Checkmate claim in a northeasterly direction. The creek has a number of tributaries with the main fork beginning high up on the western ridge. Two minor tributaries contribute to the creek from lower elevations. The creek has relatively low flow throughout most of the year, with depths of only a few inches and a width of less than three feet. Scouring, accumulated organic debris, and storm water runoff can be significant. Down-cutting of the creek is fairly active and has left several remnant terrace deposits. The active channel has as much as 20 vertical feet of erosion and the northern end of the claim. Newton Pond is a man-made pond on the property of approximately one-half acre in size.

Rocks of the Northern Sierra are subdivided into the Eastern, Central and Western Metamorphic Belts that are separated by ultramafic (greenstone and serpentine) belts. Bedrock underlying the Check and Checkmate claim is composed of rocks of the Eastern Metamorphic Belt, and principally of the Silurian (and possible late Ordovician) Shoe Fly Formation. It is mostly composed of slate, but has several sandstone layers. It is light gray to black with abundant iron oxide stains, blocky to fissile texture, and is highly deformed in some locations, thus forming the slate and schist. It general strikes N30-40W, however, deformation can cause considerable variation in strike. Quartz veining is prevalent and thicknesses vary from less than 1 mm to as wide as a couple of meters.

Aside from the prominent structure associated with the Sierra Nevada is the relatively recent post Miocene Almanor-Mohawk Valley Fault Zone. This obliqueslip fault zone is partially associated with the regional Walker-Lane Shear Zone. It has predominantly oblique-slip that has created modest horizontal and vertical displacements along a trend that extends for more than 100 miles.

Characteristically, it has created a stair-stepped morphology with large, linear down-dropped valleys. American Valley, located just west of the Check and Checkmate claim, is the local down-dropped valley. As the fault zone began millions of years ago, it created the depression whereby the proto-Feather River flowed. Continued uplift and erosion of highly mineralized areas to the southeast contributed abundant fluvial gold to the system. As continued uplift and down cutting occurred, remnant stream terraces were left behind. These deposits eventually eroded and would have contributed gold to the down valley alluvial deposits, such as the Check and Checkmate claim site.

The potential sources of gold for the Check and Checkmate claim are from the erosion of the mineralized bedrock Shoe Fly formation and from proto-Feather River channel deposits that are remnant on the surround ridge crests.

Proto-Feather River channel deposits on some of the surrounding ridge crests have been extensively mined since the mid 1800s.

Item 2. Properties

The “Check and Checkmate” federal placer mining claim (BLM CAMC 296945; Plumas County No. 2010-0001995) is located on Little Blackhawk Creek near Quincy, Plumas County, California, and is roughly 70 acres in size. Figure 1, below, shows the location of the Property and the means of highway access to the property in Northern California.

N
6 Miles
Hwy 36
Hwy 395
Hwy 36/89
Hwy 32
Hwy 89
Hwy 70
Hwy 70/89
Placer Claim Location
Susanville
Johnstonville
Mason Sta
Westwood
Chester
Clear Creek
Lake Almanor
St Bernard
Canyondam
Greenville
Crescent Mills
Taylorsville
Moccasin
Caribou
Seneca
Butt Valley Reservoir
Jonesville
Butte Meadows
Belden
Twain
Paxton
Keddie
Quincy
East Quincy
Massack
Meadow Valley
Bucks Lake
Storrie
Claremont
Garden
Cromberg
Sloat
Stirling City
Bald Eagle Mtn
Chambers Peak
Keddie Ridge
Grizzly Ridge
Janesville
Thompson Pk
Antelope Lake
Kettle Rock
Babcock Pk
Mt Ingalls
Smith Pk
Lake Davis
Red Mountain
5TH STANDARD
NATIONAL FOREST
PLUMAS
NATIONAL FOREST

Advanced Geologic Exploration, Inc.

Scientists of the Earth™

P.O. Box 1956 • Chester • California • 96020
Tel: (530) 258-4228 • Fax: (530) 258-4339

Check and Checkmate*

*Check and Checkmate Placer Claim Excludes all private lands.

Placer Claim Regional Map	
1 Claim Block, ±80 Acres	T. 24N, R. 09E, Sec. 3
Blackhawk Creek	Plumas National Forest

Figure 2, below, shows the boundaries of the Check and Checkmate claim block and the elevations on and around the property.

7

3685
3800
Little
3800
N
1320'
Newton
Mine
Newtown
Flat
4000
4200
3800
3859
3800
3866
4000
3800
4104

Advanced Geologic Exploration, Inc.
Scientists of the Earth™
P.O. Box 1956 • Chester • California • 96020
Tel: (530) 258-4228 • Fax: (530) 258-4339

Check and Checkmate*

*Check and Checkmate Placer Claim Excludes all private lands.

Placer Claim Detail Map	
1 Claim Block, ±80 Acres	T. 24N, R. 09E, Sec. 3
Blackhawk Creek	Plumas National Forest

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Taylor Edgerton, 1285 Baring Blvd., Sparks, Nevada 89434.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “NWRS” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending 11.30.11
Quarter Ended	High $	Low $
November 30, 2011	n/a	n/a
August 31, 2011	n/a	n/a
May 31, 2011	n/a	n/a
February 28, 2011	n/a	n/a

Fiscal Year Ending 11.30.10
Quarter Ended	High $	Low $
May 31, 2010	n/a	n/a
August 31, 2010	n/a	n/a
November 30, 2010	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2012, we had 11,000,000 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operations

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

Our planned additional exploration activities and their estimated costs are as follows:

		Estimated Cost
Phase II	- Preparing and submitting permits for the use of mechanical excavating and processing equipment. - Processing of the waste piles from selected historical excavations. - Bulk sampling the waste piles developed from the Newton Pond excavation. - Bulk sampling of the active stream sediments.	$15,000
Phase III	Conducting geophysical investigations to determine the bedrock morphology to ascertain the location of the “pay streak” and the extent of historical underground workings.	to be determined

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

Results of Operations for the Years Ended November 30, 2011 and 2010.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $70,753 for the year ended November 30, 2011. We incurred expenses and a net loss of $11,742 for the year ended November 30, 2010. We have incurred total expenses and a net loss of $82,495 from inception on May 21, 2010 through November 30, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of November 30, 2011, we had current assets in the amount of $17,839, consisting entirely of cash. Our current liabilities as of November 30, 2011, were $68,834. Thus, we had a working capital deficit of $50,995 as of November 30, 2011.

Our ability to complete Phase II of our exploration plan as outlined above, and the longer-term success of our business plan, will ultimately depend on our ability to raise additional capital. We will require significant additional capital in order to undertake Phases II and III of our exploration plan and to commence commercial gold production on our mineral claim following completion of our planned exploration activities. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $82,495 since inception, expect to incur further losses in the development of our business, and have been dependent on funding operations through the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, we do not believe that we have any accounting policies that fit this definition.

Recently Issued Accounting Pronouncements

We do not expect that any recently issued accounting pronouncement will have a material effect on our results of operations, cash flows, or other financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2011 and 2010
F-3	Statements of Operations for the year ended November 30, 2011, for the period from May 21, 2010 (Inception) to November 30, 2010, and for the period from May 21, 2010 (Inception) to November 30, 2011
F-4	Statement of Stockholders’ Equity (Deficit) for the period from May 21, 2010 (Inception) to November 30, 2011
F-5	Statements of Cash Flows for the year ended November 30, 2011, for the period from May 21, 2010 (Inception) to November 30, 2010, and for the period from May 21, 2010 (Inception) to November 30, 2011
F-6	Notes to Financial Statements
13

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Northwest Resources, Inc.

Sparks, Nevada

We have audited the accompanying balance sheets of Northwest Resources, Inc. (an exploration stage company) as of November 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the periods from May 21, 2010 (date of inception) to November 30, 2010 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Resources, Inc. as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the year then ended and the periods from May 21, 2010 (date of inception) to November 30, 2010 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet received revenue from sales of products or services, has limited working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 25, 2012

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2011 AND 2010

ASSETS	2011	2010

Current Assets
Cash and equivalents	$17,839	$9,904

Other Assets
Mineral property	6,500	6,500

Total Assets	$24,339	$16,404

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$68,834	$8,146

Total Liabilities	68,834	8,146

Stockholders’ Equity (Deficit)
Preferred stock - $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock - $.001 par value, 90,000,000 shares authorized, 11,000,000 shares issued and outstanding as of November 30, 2011 (8,000,000 - 2010)	11,000	8,000
Additional paid in capital	27,000	12,000
Deficit accumulated during the exploration stage	(82,495)	(11,742)
Total Stockholders’ Equity (Deficit)	(44,495)	8,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,339	$16,404

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED NOVEMBER 30, 2011

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2010

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2011

	For the year ended November 30, 2011	For the period from May 21, 2010 (Inception) to November 30, 2010	For the period from May 21, 2010 (Inception) to November 30, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	68,435	8,146	76,581
Exploration costs	600	3,500	4,100
General and administrative	1,718	96	1,814
TOTAL OPERATING EXPENSES	70,753	11,742	82,495

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(70,753)	(11,742)	(82,495)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(70,753)	$(11,742)	$(82,495)

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	10,079,452	3,989,041

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 21, 2010 (Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash to founder at $.0025 per share	8,000,000	8,000	12,000	—	20,000
Net loss for the period ended November 30, 2010	—	—	—	(11,742)	(11,742)
Balance, November 30, 2010	8,000,000	8,000	12,000	(11,742)	8,258
Issuance of common stock for cash at $0.006 per share	3,000,000	3,000	15,000	—	18,000
Net loss for the year ended November 30, 2011	—	—	—	(70,753)	(70,753)
Balance, November 30, 2011	11,000,000	$11,000	$27,000	$(82,495)	$(44,495)

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2011

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2010

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2011

	For the year ended November 30, 2011	For the period from May 21, 2010 (Inception) to November 30, 2010	For the period from May 21, 2010 (Inception) to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(70,753)	$(11,742)	$(82,495)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase in accrued professional fees	60,688	8,146	68,834
Net Cash Used in Operating Activities	(10,065)	(3,596)	(13,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	—	(6,500)	(6,500)
Net Cash Used in Investing Activities	—	(6,500)	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	18,000	20,000	38,000
Proceeds from note payable	—	5,100	5,100
Repayment of note payable	—	(5,100)	(5,100)
Net Cash Provided by Financing Activities	18,000	20,000	38,000
			—
Net Increase in Cash and Cash Equivalents	7,935	9,904	17,839

Cash, Beginning of Period	9,904	0	0

Cash, End of Period	$17,839	$9,904	$17,839

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Northwest Resources, Inc. (‘Northwest” or the “Company”) was incorporated in Nevada on May 21, 2010. Northwest is an exploration stage company and has not yet realized any revenues from its operations. Northwest is currently conducting exploration activities on its mining claim.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2011 and 2010, the Company had $17,839 and $9,904 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

Northwest Resources’ financial instruments consist of cash and accrued professional fees. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2011, there have been no interest or penalties incurred on income taxes.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

Recent Accounting Pronouncements

Northwest Resources does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – MINERAL PROPERTY

On June 22, 2010, the Company purchased a 100% interest in mining claim number 296945 located in the State of California, County of Plumas. The total purchase price of the claim was $6,500.

NOTE 3 – INCOME TAXES

For the year ended November 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $82,495 at November 30, 2011, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax attributable to:
Current operations	$24,056	$3,992
Less: valuation allowance	(24,056)	(3,992)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$28,048	$3,992
Valuation allowance	(28,048)	(3,992)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 90,000,000 shares of $0.001 par value common stock authorized. On June 2, 2010, the Company sold 8,000,000 common shares at $.0025, to its founder for cash proceeds of $20,000.

During the year ended November 30, 2011, Northwest sold 3,000,000 shares of common at $0.006 per share for cash proceeds of $18,000.

The Company had 11,000,000 and 8,000,000 shares of common stock issued and outstanding as of November 30, 2011 and 2010, respectively.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There were no preferred shares issued and outstanding as of November 30, 2011 and 2010.

As of November 30, 2011, the company had no warrants or options outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities

NOTE 6 – LIQUIDITY AND GOING CONCERN

Northwest Resources has not generated any revenues, has limited working capital, and has suffered a loss from operations since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Northwest Resources to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2011.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, November 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2011 are as follows:

Name	Age	Position(s) and Office(s) Held
Taylor Edgerton	33	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Taylor Edgerton. Mr. Edgerton was appointed as our President, CEO, CFO, and sole Director concurrently with his founding of the company on May 21, 2010. In addition to his duties at the company, Mr. Edgerton currently serves as a Process Assistant for the SLAM department (Sort, Label, Apply, Manifest) for Amazon.com in Fernley, Nevada. In that position, Mr. Edgerton currently leads a team of between 5 and 50 associates in processing between 8,000 and 35,000 shipments per shift. Mr. Edgerton has worked at Amazon.com since November of 2005. In addition, he is currently working toward degree in Mechanical Engineering with a minor in Mathematics at the University of Nevada, Reno. Mr. Edgerton does not have any prior experience as a chief executive or as the head of a public company. There are no other items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Taylor Edgerton, at the address appearing on the first page of this annual report.

Code of Ethics

As of November 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers. Due to financial constraints typical of those faced by a exploration stage business, the company has not paid any cash and/or stock compensation to its named executive officers

Our sole executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in growing our operations and potential revenue base to the best of his ability. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Edgerton, President, CEO, CFO, and director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Taylor Edgerton	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Edgerton	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 27, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 11,000,000 shares of common stock issued and outstanding on February 27, 2012.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Taylor Edgerton 1285 Baring Blvd. Sparks, Nevada 89434	8,000,000	72.72%
Common	Total all executive officers and directors	8,000,000	72.72%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1. On June 2, 2010 our founder, president, CEO, CFO, and sole director, Taylor Edgerton, contributed our initial equity capital by purchasing 8,000,000 shares of common stock in exchange for $20,000 at a price of $0.0025 per share.

2. One June 8, 2010, founder, president, CEO, CFO, and sole director, Taylor Edgerton, advanced us the sum of $5,100 pursuant to a non-interest bearing promissory note payable on demand. This note was repaid in full on July 1, 2010.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
November 30, 2011	$5,000	$4,500	—	—
November 30, 2010	$5,000	—	$750	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on December 23, 2010.
19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northwest Resources, Inc.

By:	/s/ Taylor Edgerton
Taylor Edgerton
Title:	President
Date:	February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Taylor Edgerton
Taylor Edgerton
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	February 28, 2012

