Form 10-Q
period 2012-05-31
NORTHWEST RESOURCES, INC.
filed 2012-07-12
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,000,000 common shares as of July 10, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2012 and November 30, 2011(unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2012 and May 31, 2011, and from May 21, 2010 (inception) through May 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended May 31, 2012 and May 31, 2011, and from May 21, 2010 (inception) through May 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2012 AND NOVEMBER 30, 2011

ASSETS	May 31, 2012	November 30, 2011

Current Assets
Cash and equivalents	$10,431	$17,839

Other Assets
Mineral property	6,500	6,500

Total Assets	$16,931	$24,339

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$64,934	$68,834

Total Liabilities	64,934	68,834

Stockholders’ Equity (Deficit)
Preferred stock - $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock - $.001 par value, 90,000,000 shares authorized, 11,000,000 shares issued and outstanding as of May 31, 2012 (11,000,000 – 2011)	11,000	11,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the exploration stage	(86,003)	(82,495)
Total Stockholders’ Equity (Deficit)	(48,003)	(44,495)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,931	$24,339

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2012 AND 2011

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO MAY 31, 2012

	Three months ended May 31, 2012	Three months ended May 31, 2011	Six months ended May 31, 2012	Six months ended May 31, 2011	For the period from May 21, 2010 (Inception) to May 31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,500	2,947	3,500	3,947	80,081
Exploration costs	0	0	0	600	4,100
General and administrative	8	1,001	8	1,020	1,822
TOTAL OPERATING EXPENSES	2,508	3,948	3,508	5,567	86,003

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(2,508)	(3,948)	(3,508)	(5,567)	(86,003)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$(2,508)	$(3,948)	$(3,508)	$(5,567)	$(86,003)

LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	11,000,000	10,000,000	11,000,000	9,000,000

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO MAY 31, 2012

	For the six months ended May 31, 2012	For the six months ended May 31, 2011	For the period from May 21, 2010 (Inception) to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,508)	$(5,567)	$(86,003)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase (decrease) in accrued professional fees	(3,900)	(4,499)	64,934
Net Cash Used in Operating Activities	(7,408)	(10,066)	(21,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	—	—	(6,500)
Net Cash Used in Investing Activities	—	—	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	18,000	38,000
Proceeds from note payable	—	—	5,100
Repayment of note payable	—	—	(5,100)
Net Cash Provided by Financing Activities	—	—	38,000
	—
Net Increase in Cash and Cash Equivalents	(7,408)	7,934	10,431

Cash, Beginning of Period	17,839	9,904	0

Cash, End of Period	$10,431	$17,838	$10,431

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2012 and November 30, 2011, the Company had $10,431 and $17,839 of unrestricted cash to be used for future business operations.

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

MAY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2012, there have been no interest or penalties incurred on income taxes.

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

MAY 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012.

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

NOTE 3 – INCOME TAXES

For the period ended May 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $86,003 at May 31, 2012, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	May 31, 2012	May 31, 2011
Federal income tax benefit attributable to:
Current operations	$1,190	$1,890
Less: valuation allowance	(1,190)	(1,890)
Net provision for Federal income tax	$0	$0

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2012	November 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$29,238	$28,048
Valuation allowance	(29,238)	(28,048)
Net deferred tax asset	$0	$0

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

The Company had 11,000,000 and 11,000,000 shares of common stock issued and outstanding as of May 31, 2012 and November 30, 2011, respectively.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.

As of May 31, 2012, the company had no preferred shares, warrants or options outstanding.

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

Northwest Resources has not generated any revenues, has a working capital deficit, and has suffered a loss from operations since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our planned additional exploration activities and their estimated costs are as follows:

		Estimated Cost
Phase II	· Preparing and submitting permits for the use of mechanical excavating and processing equipment. · Processing of the waste piles from selected historical excavations. · Bulk sampling the waste piles developed from the Newton Pond excavation. · Bulk sampling of the active stream sediments.	$15,000
Phase III	· Conducting geophysical investigations to determine the bedrock morphology to ascertain the location of the “pay streak” and the extent of historical underground workings.	to be determined

We currently expect to commence Phase II in the late summer or fall of 2012.  We will require some additional financing in order to fund and complete Phase II of our exploration program, to conduct Phase III of our planned exploration program, and to undertake commercial gold production on the Check and Checkmate claim.   We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Sampling and other data acquired during our exploration of the Check and Checkmate claim will ultimately determine whether the project will become economically viable.

Results of Operations for the three and six months ended May 31, 2012 and May 31, 2011, and from May 21, 2010 (inception) through May 31, 2012.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $2,508 for the three months ended May 31, 2012, compared to expenses and a net loss of $3,948 for the three months ended May 31, 2011. We incurred expenses and a net loss of $3,508 for the six months ended May 31, 2012, compared to expenses and a net loss of $5,567 for the six months ended May 31, 2011. We have incurred total expenses and a net loss of $86,003 from inception on May 21, 2010 through May 31, 2012.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of May 31, 2012, we had current assets in the amount of $10,431, consisting entirely of cash. Our current liabilities as of May 31, 2012 were $64,934. Thus, we had a working capital deficit of $54,503 as of May 31, 2012.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Taylor Edgerton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northwest Resources, Inc.

Date:	July 12, 2012

By:	/s/ Taylor Edgerton Taylor Edgerton
Title:	Chief Executive Officer and Director

