Form 10-K
period 2012-11-30
NORTHWEST RESOURCES, INC.
filed 2013-03-08
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,000,000 shares as of March 5, 2013.

1

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

Our Phase I reconnaissance sampling program was completed at a cost of $3,500. As discussed in more detail under “Management Discussion and Analysis of Financial Condition and Results of Operations,” below, we plan to pursue a sampling program on the property at an approximate cost of $15,000.

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

Fiscal Year Ending 11.30.12
Quarter Ended	High $	Low $
November 30, 2012	n/a	n/a
August 31, 2012	n/a	n/a
May 31, 2012	n/a	n/a
February 28, 2012	n/a	n/a
Fiscal Year Ending 11.30.11
Quarter Ended	High $	Low $
November 30, 2011	n/a	n/a
August 31, 2011	n/a	n/a
May 31, 2011	n/a	n/a
February 28, 2011	n/a	n/a

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

Results of Operations for the Years Ended November 30, 2012 and 2011.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $28,577 for the year ended November 30, 2012. We incurred expenses and a net loss of $70,753 for the year ended November 30, 2011. The primary component of our expenses for the last two fiscal years has been professional fees. We have incurred total expenses and a net loss of $111,072 from inception on May 21, 2010 through November 30, 2012.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase when we continue with our plan of operations.

Liquidity and Capital Resources

As of November 30, 2011, we had current assets in the amount of $10,433, consisting entirely of cash. Our current liabilities as of November 30, 2012, were $90,005, consisting entirely of accrued professional fees. Thus, we had a working capital deficit of $79,572 as of November 30, 2012.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $111,072 since inception, expect to incur further losses in the development of our business, and have been dependent on funding operations through the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2012 and 2011;
F-3	Statements of Operations for the years ended November 30, 2012 and 2011, and for the period from May 21, 2010 (Inception) to November 30, 2012,
F-4	Statement of Stockholders’ Equity (Deficit) for the period from May 21, 2010 (Inception) to November 30, 2012;
F-5	Statements of Cash Flows for the years ended November 30, 2012 and 2011, and for the period from May 21, 2010 (Inception) to November 30, 2012;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Northwest Resources, Inc.

Sparks, Nevada

We have audited the accompanying balance sheets of Northwest Resources, Inc. (an exploration stage company) as of November 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from May 21, 2010 (date of inception) to November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Resources, Inc. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from May 21, 2010 (date of inception) to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 26, 2013

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2012 AND 2011

ASSETS	2012	2011

Current Assets
Cash and cash equivalents	$10,433	$17,839

Other Assets
Mineral property	6,500	6,500

Total Assets	$16,933	$24,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued professional fees	$90,005	$68,834

Total Liabilities	90,005	68,834

Stockholders’ Deficit
Preferred stock – $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock – $.001 par value, 90,000,000 shares authorized, 11,000,000 shares issued and outstanding as of November 30, 2012 and 2011)	11,000	11,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the exploration stage	(111,072)	(82,495)
Total Stockholders’ Deficit	(73,072)	(44,495)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,933	$24,339

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2012 and 2011

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2012

	For the year ended November 30, 2012	For the year ended November 30, 2011	For the period from May 21, 2010 (Inception) to November 30, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	28,001	68,435	104,582
Exploration costs	570	600	4,670
General and administrative	6	1,718	1,820
TOTAL OPERATING EXPENSES	28,577	70,753	111,072

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(28,577)	(70,753)	(111,072)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	$(28,577)	$(70,753)	$(111,072)

LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	11,000,000	10,079,452

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 21, 2010 (Inception)	—	$—	$—	$—	$—

Issuance of common stock for cash to founder at $.0025 per share	8,000,000	8,000	12,000	—	20,000

Net loss for the period ended November 30, 2010	—	—	—	(11,742)	(11,742)

Balance, November 30, 2010	8,000,000	8,000	12,000	(11,742)	8,258

Issuance of common stock for cash at $0.006 per share	3,000,000	3,000	15,000	—	18,000

Net loss for the year ended November 30, 2011				(70,753)	(70,753)

Balance, November 30, 2011	11,000,000	11,000	27,000	(82,495)	(44,495)

Net loss for the year ended November 30, 2012	—	—	—	(28,577)	(28,577)

Balance, November 30, 2012	11,000,000	$11,000	$27,000	$(111,072)	$(73,072)

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2012 and 2011

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO NOVEMBER 30, 2012

	For the year ended November 30, 2012	For the year ended November 30, 2011	For the period from May 21, 2010 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,577)	$(70,753)	$(111,072)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase in accrued professional fees	21,171	60,688	90,005
Net Cash Used in Operating Activities	(7,406)	(10,065)	(21,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	—	—	(6,500)
Net Cash Used in Investing Activities	—	—	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	18,000	38,000
Proceeds from note payable	—	—	5,100
Repayment of note payable	—	—	(5,100)
Net Cash Provided by Financing Activities	—	18,000	38,000

Net Increase in Cash and Cash Equivalents	(7,406)	7,935	10,433

Cash and Cash Equivalents, Beginning of Period	17,839	9,904	0

Cash and Cash Equivalents, End of Period	$10,433	$17,839	$10,433

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2012 and 2011, the Company had $10,433 and $17,839 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2012, there have been no interest or penalties incurred on income taxes.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Mineral properties are analyzed for impairment on an annual basis, or more often if warranted by circumstances. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present. The claim owned by the Company was analyzed for impairment by the management of the Company as of November 30, 2012, and no impairment was deemed necessary.

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

NOVEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2012.

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

NOTE 3 – INCOME TAXES

For the year ended November 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $111,072 at November 30, 2012, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$9,716	$24,056
Less: valuation allowance	(9,716)	(24,056)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$37,764	$28,048
Valuation allowance	(37,764)	(28,048)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 4 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized. On June 2, 2010, the Company sold 8,000,000 common shares at $.0025, to its founder for cash proceeds of $20,000.

During the year ended November 30, 2011, Northwest sold 3,000,000 shares of common at $0.006 per share for cash proceeds of $18,000.

The Company had 11,000,000 shares of common stock issued and outstanding as of November 30, 2012 and 2011.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There were no preferred shares issued and outstanding as of November 30, 2012 and 2011.

As of November 30, 2012, the company had no warrants or options outstanding.

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

Northwest Resources has not generated any revenues, has negative working capital, and has suffered a loss from operations since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2012.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, November 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2011 are as follows:

Name	Age	Position(s) and Office(s) Held
Taylor Edgerton	34	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Code of Ethics

As of November 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Edgerton, President, CEO, CFO, and director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 5, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 11,000,000 shares of common stock issued and outstanding on March 5, 2013.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
November 30, 2012	$5,250	$4,500	—	—
November 30, 2011	$5,000	$4,500	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on December 23, 2010.
19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northwest Resources, Inc.

By:	/s/ Taylor Edgerton
Taylor Edgerton
Title:	President
Date:	March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Taylor Edgerton
Taylor Edgerton
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	March 8, 2013

