Form 10-Q
period 2013-08-31
NORTHWEST RESOURCES, INC.
filed 2013-10-21
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,000,000 common shares as of October 18, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2013 and November 30, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2013 and August 31, 2012, and from May 21, 2010 (inception) through August 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2013 and August 31, 2012, and from May 21, 2010 (inception) through August 31, 2013 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF AUGUST 31, 2013 AND NOVEMBER 30, 2012

	August 31, 2013	November 30, 2012
ASSETS
Current Assets
Cash and equivalents	$1,484	$10,433

Other Assets
Mineral property	6,500	6,500

Total Assets	$7,984	$16,933

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$88,055	$90,005

Total Liabilities	88,055	90,005

Stockholders’ Equity (Deficit)
Preferred stock – $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock – $.001 par value, 90,000,000 shares authorized, 11,000,000 shares issued and outstanding as of August 31, 2013 (11,000,000 – 2012)	11,000	11,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the exploration stage	(118,071)	(111,072)
Total Stockholders’ Equity (Deficit)	(80,071)	(73,072)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,984	$16,933

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO AUGUST 31, 2013

	Three months ended August 31, 2013	Three months ended August 31, 2012	Nine months ended August 31, 2013	Nine months ended August 31, 2012	For the period from May 21, 2010 (Inception) to August 31, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,100	1,500	6,300	5,000	110,882
Exploration costs	0	0	0	0	4,670
General and administrative	0	0	699	8	2,519
TOTAL OPERATING EXPENSES	2,100	1,500	6,999	5,008	118,071

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(2,100)	(1,500)	(6,999)	(5,008)	(118,071)

PROVISION FOR INCOME TAX	—	—	—	—	—

NET LOSS	$(2,100)	$(1,500)	$(6,999)	$(5,008)	$(118,071)

LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	11,000,000	11,000,000	11,000,000	11,000,000

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO AUGUST 31, 2013

	For the nine months ended August 31, 2013	For the nine months ended August 31, 2012	For the period from May 21, 2010 (Inception) to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,999)	$(5,008)	$(118,071)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase (decrease) in accrued professional fees	(1,950)	(2,400)	88,055
Net Cash Used in Operating Activities	(8,949)	(7,408)	(30,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	—	—	(6,500)
Net Cash Used in Investing Activities	—	—	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	38,000
Proceeds from note payable	—	—	5,100
Repayment of note payable	—	—	(5,100)
Net Cash Provided by Financing Activities	—	—	38,000
	—
Net Increase in Cash and Cash Equivalents	(8,949)	(7,408)	1,484

Cash, Beginning of Period	10,433	17,839	0

Cash, End of Period	$1,484	$10,431	$1,484

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2013 and November 30, 2012, the Company had $1,484 and $10,433 of unrestricted cash to be used for future business operations.

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

AUGUST 31, 2013

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

AUGUST 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013.

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

NOTE 3 – INCOME TAXES

For the period ended August 31, 2013 the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $118,071 at August 31, 2013, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	August 31, 2013	August 31, 2012
Federal income tax benefit attributable to:
Current operations	$2,380	$1,700
Less: valuation allowance	(2,380)	(1,700)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$40,145
Valuation allowance	(40,145)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NORTHWEST RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 4 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized. On June 2, 2010, the Company sold 8,000,000 common shares at $.0025, to its founder for cash proceeds of $20,000.

During the year ended November 30, 2011, Northwest sold 3,000,000 shares of common at $0.006 per share for cash proceeds of $18,000.

The Company had 11,000,000 and 11,000,000 shares of common stock issued and outstanding as of August 31, 2013 and November 30, 2012, respectively.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There were no preferred shares issued and outstanding as of August 31, 2013 and November 30, 2012.

As of August 31, 2013, the company had no warrants or options outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and nine months ended August 31, 2013 and August 31, 2012, and from May 21, 2010 (inception) through August 31, 2013.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $2,100 for the three months ended August 31, 2013, compared to expenses and a net loss of $1,500 for the three months ended August 31, 2012. We incurred expenses and a net loss in the amount of $6,999 for the nine months ended August 31, 2013, compared to expenses and a net loss of $5,008 for the nine months ended August 31, 2012. We have incurred total expenses and a net loss of $118,071 from inception on May 21, 2010 through August 31, 2013.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of August 31, 2013, we had current assets in the amount of $1,484, consisting entirely of cash. Our current liabilities as of August 31, 2013 were $88,055 and consisted entirely of accrued professional fees. Thus, we had a working capital deficit of $86,571 as of August 31, 2013.

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

5

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Taylor Edgerton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2013.

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

Northwest Resources, Inc.

Date:	October 21, 2013

/s/ Taylor Edgerton
By:	Taylor Edgerton
Title:	Chief Executive Officer and Director

8