Form 10-Q
period 2014-02-28
Cubed, Inc.
filed 2014-04-21
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-171371

Cubed, Inc.

(Exact name of registrant as specified in its charter)

Nevada	37-1603977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

830 S. 4th Street, Las Vegas, NV 89101
(Address of principal executive offices)

(702) 868-4277
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,547,455 common shares as of April 21, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2014 and November 30, 2013 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2014 and February 28, 2013, and from May 21, 2010 (inception) through February 28, 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 28, 2014 and February 28, 2013, and from May 21, 2010 (inception) through February 28, 2014 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF FEBRUARY 28, 2014 AND NOVEMBER 30, 2013

	February 28, 2014	November 30, 2013
ASSETS
Current Assets
Cash and equivalents	$1,484	$1,484
Other Assets
Mineral property	—	—
Total Assets	$1,484	$1,484
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued professional fees	$131,824	$116,491
Total Liabilities	131,824	116,491
Stockholders’ Equity (Deficit)
Preferred stock – $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock – $.001 par value, 90,000,000 shares authorized, 29,370,000 shares issued and outstanding as of February 28, 2014 (29,370,000 – 2013)	29,370	29,370
Additional paid in capital	8,630	8,630
Deficit accumulated during the development stage	(168,340)	(153,007)
Total Stockholders’ Equity (Deficit)	(130,340)	(115,007)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,484	$1,484

See accompanying notes to financial statements.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO FEBRUARY 28, 2014

	Three months ended February 28, 2014	Three months ended February 28, 2013	For the period from May 21, 2010 (Inception) to February 28, 2014
REVENUES	$0	$0	$0
OPERATING EXPENSES
Professional fees	2,100	2,100	141,418
Exploration costs	—	—	4,670
Impairment of mineral property	—	—	6,500
General and administrative	13,233	699	15,752
TOTAL OPERATING EXPENSES	15,333	2,799	168,340
LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(15,333)	(2,799)	(168,340)
PROVISION FOR INCOME TAX	—	—	—
NET LOSS	$(15,333)	$(2,799)	$(168,340)
LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	29,370,000	29,370,000

See accompanying notes to financial statements.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

FOR THE PERIOD FROM MAY 21, 2010 (INCEPTION) TO FEBRUARY 28, 2014

	Three months ended February 28, 2014	Three months ended February 28, 2013	For the period from May 21, 2010 (Inception) to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,333)	$(2,799)	$(168,340)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of mineral property	—	—	6,500
Changes in Assets and Liabilities:
Increase in accrued professional fees	15,333	(6,150)	131,824
Net Cash Used in Operating Activities	—	(8,949)	(30,016)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	—	—	(6,500)
Net Cash Used in Investing Activities	—	—	(6,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	38,000
Proceeds from note payable	—	—	5,100
Repayment of note payable	—	—	(5,100)
Net Cash Provided by Financing Activities	—	—	38,000

Net Increase in Cash and Cash Equivalents	—	(8,949)	1,484
Cash and Cash Equivalents, Beginning of Period	1,484	10,433	0
Cash and Cash Equivalents, End of Period	$1,484	$1,484	$1,484
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cubed, Inc. (Formerly Northwest Resources, Inc., referred to herein as the “Company”) was incorporated in Nevada on May 21, 2010. The Company was originally a mining exploration company that had not realized any revenues from its operations as of February 28, 2014. As a result, on March 18, 2014, subsequent to this report, the Company changed its business plan, purchased certain Intellectual Property Assets (as described herein), transferred its mining assets to its former officer and changed its name to Cubed, Inc. and is now a development stage company instead of being an exploration stage company.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development stage companies, as the Company was a development stage company during the period being reported. A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying unaudited interim financial statements of Cubed, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (US GAAP accounting). The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2014 and November 30, 2013, the Company had $1,484 and $1,484 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accrued professional fees. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2014, there have been no interest or penalties incurred on income taxes.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties were expensed as incurred. Although the Company took steps to verify title to mineral properties in which it had an interest, these procedures do not guarantee the Company's title. Such properties may have been subject to prior agreements or transfers and title may be affected by undetected defects.

Mineral properties were analyzed for impairment on an annual basis, or more often if warranted by circumstances. Impairment losses were recorded on mineral properties used in operations when indicators of impairment were present. The claim owned by the Company was analyzed for impairment by the management of the Company as of November 30, 2013, and impairment on the entire mineral property asset of $6,500 was deemed necessary.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. As of February 28, 2014, there was no stock-based compensation issued to employees.

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

Recent Accounting Pronouncements

Cubed does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2014.

NOTE 2 – MINERAL PROPERTY

On June 22, 2010, the Company purchased a 100% interest in mining claim number 296945 located in the State of California, County of Plumas. The total purchase price of the claim was $6,500.

Due to the inability of the Company to raise the necessary capital to develop the mining claim, the mineral property asset was fully impaired at November 30, 2013.

NOTE 3 – INCOME TAXES

For the year ended February 28, 2014 the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $168,340 at February 28, 2014, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	February 28, 2014	February 28, 2013
Federal income tax benefit attributable to:
Current operations	$5,213	$952
Less: valuation allowance	(5,213)	(952)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$57,235	$52,022
Valuation allowance	(57,235)	(52,022)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 4 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized. On June 2, 2010, the Company sold 21,360,000 common shares at $.0009, to its founder for cash proceeds of $20,000.

During the year ended November 30, 2011, the Company sold 8,010,000 shares of common at $0.0022 per share for cash proceeds of $18,000.

The Company had 29,370,000 shares of common stock issued and outstanding as of February 28, 2014 and November 30, 2013, after retroactive accounting for a 2:67: 1 forward share split.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There were no preferred shares issued and outstanding as of February 28, 2014 and November 30, 2013.

As of February 28, 2014, the company had no warrants or options outstanding.

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

The Company has not generated any revenues, has negative working capital, and has suffered a loss from operations since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Cubed to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

Pursuant to the approval of a majority of our shareholders and our board of directors, we have changed our corporate name to “Cubed, Inc.” In addition, our board of directors has approved a forward split of our common stock on the basis of 2.67 shares for each share issued and outstanding (the “Forward Split”).  Shares issuable as a result of the split were paid to shareholders as a share dividend. The forward split did not affect the number of authorized common shares or the par value of the Company’s stock.

CUBED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

On March 21, 2014, we entered into an Intellectual Property Purchase Agreement (the “Purchase Agreement”) with Crackpot Inc., a Nevada corporation (“Crackpot”).

Under the terms of the Purchase Agreement, we purchased Crackpot’s Get CUBED™ mobile-first platform and related intellectual property. The Get CUBED™ mobile-first platform is a cloud-based, three-dimensional functional cube that appears on the screens of mobile device owners, allowing developers and users to present complex and contextual concepts in a clear and simple manner.

The purchased intellectual property includes certain patents and trademarks applications and internet domain names as set forth in Schedules 1 and 2 of the Purchase Agreement and all improvements thereto now existing, or that Crackpot may later discover (collectively, the “Intellectual Property”).

We agreed to pay Crackpot in consideration for the Intellectual Property three hundred fifty thousand dollars, payable in four (4) equal monthly payments commencing on April 15, 2014, and 2,537,455 shares of our common stock, to be issued and delivered within three business days of the date of execution of the Purchase Agreement. We will also be obligated to pay Crackpot ten percent (10%) of any gross revenues received from the Intellectual Property outside of the United States and its territories

On March 25, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Spin out Agreement”) with our majority shareholder and former officer and director, Taylor Edgerton. Pursuant to the Agreement, we transferred all assets related to our mineral Development business, including our mining claims, to Mr. Edgerton. In exchange for this assignment of assets, Mr. Edgerton agreed to assume and cancel all liabilities relating to our former mineral Development business. In addition, Mr. Edgerton returned 6,360,000 of his shares of common stock for cancellation. As a result of the Agreement, we are no longer pursuing the mineral Development business. Going forward, our operations will focus exclusively on development and commercialization of the Get CUBED™ software platform and related intellectual property we acquired from Crackpot, Inc. on March 21, 2014.

As a result of the Forward Split, Purchase Agreement and the Spin out Agreement, we had a total of 25,647,455 shares issued and outstanding as of March 25, 2014.

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

The information contained in this Quarterly Report is intended to provide "Form 10 information" within the meaning of Rule 144(i)(3) under the Securities Act of 1933.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Cubed, Inc. is a Nevada corporation (formerly known as Northwest Resources, Inc.) that has recently acquired from Crackpot, Inc., certain Intellectual Property (the “IP”) related to the Get CUBED™ mobile-first platform. The Get CUBED™ mobile-first platform is a three-dimensional functional cube that appears on the screens of mobile device owners, allowing developers and users to present complex and contextual concepts in a clear and simple manner. The Cube is thus a canvas designed to instigate creativity and improve communication in today’s mobile-first world. Emphasizing clarity over clutter, Get CUBED™ provides businesses, charities, thumbloggers™ and other subscribers of this new mobile app with a simpler way to organize the central forms of human expression – audio, video, image and text– and then pass them along to others in a single compelling platform. This allows Cube Users to share information; market their products and services; and project their ideas, among other things, all in a manner that is vastly more compelling and concise than ever available in the mobile space before the Cube.

Our management consists of Joseph White, Chief Executive Officer and Director; Alfred Rapetti, Director; and Doug Shinsato, interim Chief Financial Officer and Director.

Our principal offices are located at 830 South 4th St., Las Vegas, Nevada 89101. Web domain: www.getcubed.com.

Overview of the Get CUBED™ mobile-first platform

We recently acquired all the IP rights for the three-dimensional, interactive mobile-based platform known as the Cube.  The Cube is a cloud based Information Communication Technology that provides users with a creative, dynamic three-dimensional canvas for the delivery of multimedia content. The Cube’s three-dimensional presentation delivers a diverse, attractive, consolidated and effective tool for all kinds of communications. It has sufficient space to store, simplify, and deliver rich data and multimedia content, and it is compatible with multiple operating systems and devices, including both Apple IOS and Android mobile apps.

On a single Cube, large enterprises and small to medium businesses (“SMBs”) can provide product or service information in text, audio, picture or video format. Individual users can create their virtual image, utilizing the same Cube platform—for social media, e-messaging, texting, click-to-connect, geo-location services and e-commerce.

A Cube’s capabilities include, but are not limited to:

-Continuous mobile audio updating

-Image uploading and cropping

-Video uploading (both created on the fly and pre-recorded)

-ThumbloggingTM (time stamped text with corresponding pics and or gifs)

-e-Commerce

-Intricate, pane by pane analytics for paid subscribers of third party interaction of their cubes.

-Proprietary user controlled advertising network including mobile live presentation of localized, redeemable offers, with the ability to love or crush cubes via the app

-Geo-awareness

-Live mapping services

-Click-2-connect (get in direct contact immediately with the cube creator by call, email and or physical directions)

-Intra-app sharing through proprietary tossing of Cubes to other users

-Broad sharing of Cube via sms, email, social media, embedding

-Proprietary Cracking CubesTM (leaving audio, video, pics, text on other people’s cubes)

Revenue Models

The following are our current revenue models:

1. Subscription: For a price of $5.95 per month users can subscribe and pay for the Cube "Plush Plan". The Plush Plan allows the user access to the full functionality of over 20+ widgets of the Cube platform. This plan may also involve additional fees for customizable services, such as texting or in-house creation of cubes. The Plush Plan gives users full access to dynamic analytics of user interactivity with their Cubes such as the amount of time visitors spent on each pane of the cube, pane by pane bounce rate, engagement rate, distribution of viewership on each cube. It also includes nearby searching capabilities, e- Commerce and customer interaction widgets.

2. Advertising: Advertisers pay for advertisements that appear within the Cube platform through opening of Get Cubed™ app in an interactive yet non-intrusive manner with the consumer and the advertisement/offer. This manifests itself in a proprietary ‘love or destroy’ emotionally engaging manner. Additionally, enterprise customers can use the cube as a proprietary embedded mobile advertisement. This ubiquitous proprietary first contact, seamlessly brings the customer into the Get Cubed™ app ecosystem.

3. Corporate Enterprise account: Enterprise clients will pay us to white-label a Get Cubed™ Presence within app stores with their name and assets. This in turn brings the customers into the cube eco system while allowing for the unlocked cube to have the client’s brand within the app when a user opens it.  We call this the "Bow Tie Business Plan".

4. Enterprise Information Distribution. Distributors of information such as call centers pay us to use their cube as a delivery mechanism to distribute information or support in a manner that allows for extended customer engagement. This proprietary call extension is paid for on a per delivery basis, and allows for added first contact offer revenue participation.

Free Cubes. There is also a free version of the cube which gives users a limited, yet rich cube experience. A free user has the option of getting a free cube with limited, pre-defined widgets. A free plan provides the user with the ability to add only audio, images, videos and text to their cubes. A user can still toss & crack cubes and can participate in the redeemable offer/proprietary Spin-2-Win portion of the app. The free plan does not provide free users with e-Commerce capabilities, analytics, GPS capabilities, searchable functionality or any of the over 20 specialized widgets, all of which are available to subscribers.

Subscription -- How to Get Cubed™ and become a Subscriber

While there are multiple ways to get a Cube, individuals typically will obtain our product in one of the following first contact experiences:

1.	From an embedded cube online or mobile advertising delivery;
2.	Short code SMS delivery;
3.	Call center contact;
4.	In person presentation by resellers;
5.	Toss or shared by a business or individual;
6.	Emailed by a business or individual;
7.	First contact through Social Media Placement;
8.	Tossed, SMS, or Bluetooth proprietary contact from a billboard or in-retail display;
9.	Downloading the Android or iOS app from app stores and websites

Advertising –How Advertising works within a Cubed World

There are a multitude of pricing models in the advertising world - all of which can be accommodated and employed according to the situational demands of each particular event in a Cube. They vary by client, by agency, even by each campaign. Similarly, budgets are allocated in a variety of ways and so spending follows the allocation type.

A company that wishes to embed a cube with advertising can do so on their website and/or on third party channels.  Fees are paid generally on the basis of estimated viewership of the particular cube. Additionally, Company’s can incorporate third party advertising on their cube in a form of joint venture and earn a fee if they wish.

Some of the most common display advertising pricing models include:

1.	Cost-per-impression. Charges are based on the number of times an ad is served. This is usually a very small monetary amount: pennies to a few dollars per thousand impressions.

2.	Cost-per-click. The advertiser only pays when someone clicks on the ad unit, with fees from a few cents up to several dollars depending on the competitiveness in the advertiser’s vertical market.

3.	Cost-per-lead. Advertisers pay based on how many people fill in their personal information such as their name, email address, address, phone number, etc. The more data fields desired, the higher the price.

4.	Cost-per-acquisition. Advertisers pay depending on how many people actually make direct contact with the company or the company is able to contact them - via phone, email, live chat, video chat.

5.	Cost-per-chat. A fee is paid by the advertiser each time a customer engages in a live text, audio, or video chat. Pricing can range from a few dollars and up depending on the audience.

6.	Hybrid pricing. Advertisers pay a monthly base price for a subscription plus a cost per use - impression/click/lead/chat.

With regards to publishers and rich media platforms there are various pricing models as well:

1.	Cost-per-cube. Each time they use the platform they pay a certain charge - prices can range from several hundred dollars to several thousand dollars.

2.	Platform licenses. A flat rate per year for creating as many display ad cubes as they like.

3.	Hybrid licenses. A set annual rate (usually lower than a Platform license), plus some cost per use.

Information distribution – Call Centers and the use of the Cube

Quite commonly, call centers will receive inbound caller questions and wish to follow up with information support to the caller on what was discussed.  Our plan is to offer the Cube for this sort of purpose, information distribution in every form.  In this example, the call center operator can provide the follow up information to the caller on a cube for which we would be paid. Additionally, on the same cube, the operator could send an advertisement, with a sponsored offering to the caller, creating a separate revenue opportunity.

Plan of Operations

Our objective is to provide the platform that will enable cube users to create and control messages and virtual images that they want to project and narrow-cast to relevant, common-interest groups.

In order to be successful, the first requirement is to build and release a stable and reliable product that has gone through rigorous quality assurance and stress testing.  We believe we have achieved this milestone and have thus begun our product launch.

The second requirement is to explain to prospective users the unique value of the Cube.  We have begun this effort by negotiating distribution and reseller agreements with various individuals and companies that are sophisticated users of current, but dated digital technologies.

The third requirement is to ensure that we have the proper organizational structure and processes within our organization to deliver and install the Cube as demand ramps up.  We are now in the process of establishing guidelines for our resellers and major customers to fulfill this requirement.

Marketing Strategies

Our plan is to initially target three user groups:  (1) Entities with large customer databases or fan-bases; (2) Small and Medium Size Businesses (SMBs); and (3) individual users.  All three of these groups currently utilize multiple platforms that are based on pre-Mobile First technologies.

In order to achieve an early high diffusion rate for our Cube, we will simultaneously focus on “sell-through" introduction and retention strategies aimed at individual users and work closely with our enterprise customers to ensure that they effectively and efficiently use the Cube to increase the rate of customer acquisition and to decrease the cost of reaching their target customers. This plan is possible because the Cube can be replicated almost instantaneously and can be customized for major user groups with little time and effort.

Small- and Medium-Sized Businesses --There are approximately 30 million SMBs in the US.  Most of these businesses would benefit significantly if they could reduce their marketing costs and still build greater awareness of their product and services. The Cube enables SMBs to contact their customers on their smart phones on a regular basis with new offers and promotions to encourage patronage, at a low cost compared to other methods of marketing. As a result, the Cube effectively reduces the small business’ advertising costs and increases its revenues.

Market Analysis--The Emerging Mobile First World

Mobile internet usage now makes up roughly 15% of all internet traffic, up from just 1% only 4 years ago.  We intend for our Cube to lead the way in increasing this growing Mobile traffic explosion.  It is clear that connectivity will fundamentally revolve around mobile devices, and this is particularly true in the developing world where often an individual’s first online experience is with a mobile device, rather than a clunky computer.  Ten out of the top 15 countries using mobile devices are in the developing world.  In India, for example, more people use mobile devices rather than PCs to browse online.  Globally, website visits via mobile devices have doubled in the past year alone.

Research and development

Research and development will be necessary to constantly improve the Cube. Future development efforts of the IP will be done by us and certain contract software developers we plan to work with on an ongoing basis.

Competition

Our competitors come from existing delivery platforms such as Google, Facebook, Yahoo, and the niche delivery platforms like YouTube, Twitter, and Yelp that have a large advertiser customer base that use 20th Century broad-blast techniques to reach their customers.

The Cube is the first platform that allows the aggregation of all of these communications pathways, as well as others, indiscriminately.

Intellectual Property

We have purchased the following intellectual property from Crackpot, Inc.:

Patent Title / Trademark	Filing Date
Engine, System and Method of Providing Interactive Content Delivery Management	July 11, 2013
Systems and Method for Mobile Social Network Interactions	November 12, 2013
System and Methods for Delivery Information and a Platform for Same	January 22, 2014
Computer-Implemented Virtual Object for Managing Digital Content	February 12, 2014
Multi-Dimensional Content Platform for a Network	February 12, 2014
An Apparatus, System and Method for a Graphical User Interface for a Multi-Dimensional Networked Content Platform	February 12, 2014
System and Method for Creating a Unique Media and Information Management Platform	February 12, 2014
Multi-Dimensional Content Platform for a Network	March 12, 2014
CUBE (Design)	October 1, 2012
CRACKPOT CUBE	October 1, 2012
CRACKPOT CULTURE	October 1, 2012
YOUR VOICE. YOUR WORLD	October 16, 2012
CRACK A CUBE	November 15, 2013
CUBE	February 5, 2014
GET CUBED	February 10, 2014
GET CUBED (and design)	February 10, 2014
CUBD	February 18, 2014
HERE’S TO CLARITY OVER CLUTTER	February 24, 2014
THUMBLOGGING	February 26, 2014
MOBILE FIRST TECHNOLOGY	March 20, 2014

Domain Names

1)	getcubed.com

2)	crackpotcube.com

Staffing

As of April 21, 2014, we had approximately 50 employees and independent consultants comprised of our officers and other staff.

Legal Proceedings

We are not currently a party to any legal proceedings.

Executive Officers

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions
Joseph White	29	President, CEO and Director
Doug Shinsato	64	Interim Chief Financial Officer and Director
Alfred Rapetti	67	Director

Joseph D. White is our new President, Director and CEO. He has spent the better part of the last five years working and studying in SE Asia, South Africa and Europe, searching for a more effective way for creative concepts to be broadcast in an increasingly mobile first world, first with Home Game Inc. and then Crackpot, Inc. In 2011, Mr. White was a legal assistant in the defense of Jovica Stanisic at the United Nations-International Criminal Tribunal for the former Yugoslavia in The Hague. He also studied international law and development economics at the University of The Western Cape Faculty of Law in South Africa, La Faculte de Droit de l'Universite de Nice in France and ultimately received his Juris Doctorate from Thomas Jefferson School of Law in San Diego. He earned his BA in Political Science from the University of Nevada, Las Vegas in 2007.

Douglas Shinsato is our interim Chief Financial Officer and Director. Mr. Shinsato has served in operational and executive roles at both well-established and early stage technology companies in Japan, Korea, Taiwan, China, Southeast Asia, India, Russia and Central Asia. Since January 2007 through January 2014, Mr. Shinsato worked with Banyan Tree Advisors and from March 2011 to current has sat on the board of directors of Creative Intelligence Associates, a private consulting company based in Tokyo, Japan. Prior to joining Cubed, Inc., Mr. Shinsato has also served as the President, Japan for leading technology companies such as PTC and Siebel Systems and as head of Asia Pacific for Autodesk, Interactive Intelligence and Genesys Labs. He was a Senior Partner at Deloitte Touche Tohmatsu and the Vice President Asia in charge of the management services and IT consulting practices at EDS/A.T. Kearney and board member for EDS Japan. Earlier, Doug worked in Japan as a strategy consultant focused on information and communications technology for the Boston Consulting Group and served as an Adjunct Professor at the Graduate Business School of Sophia University in Tokyo. Doug received his BA and MBA from the University of Southern California. He also earned a JD from Stanford Law School, and is a member of the California State Bar and Washington, D.C. Bar.

Alfred A Rapetti is our newly appointed director. From September 2010 through the present Mr. Rapetti has served as a director of Standard Gold, Inc. (a public company trading under the symbol SMPR), during which time he also served as its Chairman (from January 2011 to May 2011) and President (from May 2011 to December 2011). Throughout this time he managed business development of SMPR, including the acquisition of and its conversion to a precious metals processing company with multiple facilities in Nevada. From June 2010 to March 2011, Mr. Rapetti served as managing director of mergers and acquisitions of New Oak Capital. From January 2010 to June 2010, Mr. Rapetti was a consultant for various companies. From January 2009 to December 2009, Mr. Rapetti served as managing director of mergers and acquisitions and new business for Ballamor Capital Management with 3 billion under management. Prior to 2009, Mr. Rapetti purchased and became executive chairman of Avantair, Inc. until the company became a publicly reporting company. He was senior managing director of The Stamford Capital Group, Inc. and completed 258 transactions exceeding 6 billion dollars during his tenure at that firm. Mr. Rapetti has a B.Sc. in Nuclear Engineering and a B.Sc. in Marine Engineering from SUNY Maritime College.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of April 21, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We presently do not have employment agreements with any of our current management. The Company’s compensation methods are currently being developed for approval and implementation.

We do not currently provide any compensation to directors for their service as directors but may do so in the future. We are currently in the process of setting up the compensation arrangement for our officers.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Edgerton, former President, CEO, CFO, and director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We did not pay our former sole officer, Taylor Edgerton, any compensation for his services as an officer. Our current executive officers did not serve during the fiscal years ended November 30, 2013 and November 30, 2012.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Taylor Edgerton, former officer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Edgerton, former director	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We did compensate our former director, Taylor Edgerton, for his services as a director. Our current directors did not serve during the fiscal year ended November 30, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 21, 2014, the current beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group, based on a total of 25,547,455 shares of common stock issued and outstanding as of April 21, 2014:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Douglas Shinsato 353 E. Bonneville Ave #727 Las Vegas, NV 89101	1,000,000	3.90%
Common	Joseph White 353 E. Bonneville Ave. #805 Las Vegas, NV 89101	3,200,000	12.48%
Common	Alfred Rapetti 24 Via Bel Canto #611 Henderson, NV 89011	1,000,000	3.90%
	All Officers and Directors as a Group (one person)	5,200,000	20.27%
	Other 5% owners
Common	David Doust 3826 S. Ashland Dr. Salt Lake City, UT 84109	2,500,000	9.75%
Common	Stephen White 353 E. Bonneville Ave. #125 Las Vegas, NV 89101	3,200,000	12.48%
Common	John McDonnell 1523 Barley Mill Rd Wilmington, DE 19807	2,500,000	9.75%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. None

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Description of Securities

Our authorized capital stock consists of 90,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of April 21, 2014, there were 25,547,455 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our board of directors is authorized by our articles of incorporation to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;

2.	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

3.	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

4.	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

5.	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

6.	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

7.	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;

8.	Any other relative rights, preferences and limitations of that series

Provisions in Our Articles of Incorporation and By-Laws That Would Delay, Defer or Prevent a Change in Control

Our articles of incorporation authorize our board of directors to issue a class of preferred stock commonly known as a "blank check" preferred stock. Specifically, the preferred stock may be issued from time to time by the board of directors as shares of one (1) or more classes or series. Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to adopt resolutions; to issue the shares; to fix the number of shares; to change the number of shares constituting any series; and to provide for or change the following: the voting powers; designations; preferences; and relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following: dividend rights, including whether dividends are cumulative; dividend rates; terms of redemption, including sinking fund provisions; redemption prices; conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock.

In each such case, we will not need any further action or vote by our shareholders. One of the effects of undesignated preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the board of director's authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants and Options

We have not issued any options or warrants to purchase our capital stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Market Information

Our common stock is quoted under the symbol “CRPT” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

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

As of April 21, 2014, the last trading price for our common stock was $5.00 per share.

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

Results of Operations for the three months ended February 28, 2014 and February 28, 2013, and from May 21, 2010 (inception) through February 28, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $15,333 for the three months ended February 28, 2014, compared to expenses and a net loss of $2,799 for the three months ended February 28, 2013. We have incurred total expenses and a net loss of $168,340 from inception on May 21, 2010 through February 28, 2014.

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

**Our result of operations for the three months ended February 28, 2014 and February 28, 2013, and for the years ended November 30, 2013 and November 30, 2012 relate solely to our former mineral exploration business. Accordingly, they are not indicative of the results that can be expected for our current line of business.**

As we continue with development and expansion of our Get CUBED™ mobile-first platform business, we expect that our gross revenues and expenses will increase significantly.

Liquidity and Capital Resources

As of February 28, 2014, we had current assets in the amount of $1,484, consisting entirely of cash. Our current liabilities as of February 28, 2014 were $131,824 and consisted entirely of accrued professional fees. Thus, we had a working capital deficit of $130,340 as of February 28, 2014.

Our ability to carry out our business plan will depend on our ability to raise additional capital. We will be dependent on raising sufficient capital in order to continue with our plan of operations and to accumulate a customer base for our products which can be expected to generate net profits. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2014. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Mr. Taylor Edgerton. Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective. There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2014.

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

Item 1A: Risk Factors

Risks Relating to Our Business and Early Stage of Development

We are a development stage company, have generated no revenues, and have only a limited operating history upon which you can evaluate our business and prospects. An investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

Our Company was only recently formed; we have just completely changed our initial business plan; we have not yet realized any revenues; and we have an accumulated deficit on our balance sheet.

We have very little if any operating history upon which to evaluate the future prospects of our current business plan. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive internet and mobile application industry.  Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract customers for our proposed products, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

You should consider our prospects in light of the risks, expenses, and difficulties those companies in their earlier stage of development encounter. Our success depends upon our ability to address those risks successfully, which includes, among other things: whether we will be able to assemble and maintain the necessary resources, including financial resources, that we will need to implement our business plan; whether we can continue to build and maintain a strong management team that can develop and execute our business strategy; whether we will be successful in establishing and maintaining the strategic associations necessary to implement our business strategy; and whether we will be successful in implementing our sales and marketing strategy. We forecast our future expense levels based on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability. In this case, the value of your investment could be reduced or lost. We expect to continue to incur losses for the immediate future as we build our infrastructure, continue our sales and marketing efforts, and continue development of our proposed products. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability will materially and adversely affect the market price of our common stock.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We cannot offer any assurance as to our future financial results.  Also, we cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, or at all, if and when needed. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due.  If we are not able to secure additional funding if and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. These and other factors raise substantial doubt by our auditors about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, you could suffer a complete loss of any investment you make in our securities.  In the auditors’ opinion, our interim financial statements as of and for the period ended November 30, 2013 indicate that there is substantial doubt about our ability to continue as a going concern.

If we are unable to raise the required capital to continue our plan of operations, the development of our revenue base will be hampered and our business may fail.

We currently have some operating capital and we will be dependent on raising sufficient capital in order to continue with this plan of operations and to accumulate a customer base for our products which can be expected to generate net profits. We cannot assure investors that we will be able to acquire the necessary financing in the near future or on terms that are acceptable to us to continue operations.

Also, additional equity financing could result in significant dilution to our shareholders. Further, if sufficient capital is not available, we may be required to delay or severely reduce the scope of our business plan.

Demand for our proposed products depends on continuing interest in mobile applications in general and acceptance of our proposed Cube product in particular.

Our ability to generate revenues from our proposed Cube products depends on the extent to which consumers continue to adopt and use mobile devices to access the Internet and provide entertainment, as well as purchase and download mobile applications. Although growth trends are on an upward track, consumers may not significantly increase their use of mobile applications as quickly as our business model contemplates. In any such event, our business, operating results and financial condition could be adversely impacted.

Furthermore, increased demand by consumers for mobile services and applications will be necessary for wireless carriers to invest in the continued improvement and expansion of their networks. Demand for mobile applications may not continue to increase if there is limited availability or acceptance of mobile devices designed for our applications or if the quality of the wireless service does not meet consumer expectations in relation to the prices charged. In either case, our proposed products might not attract widespread interest or be exposed to a much smaller user base. If long term expectations for mobile services are not realized or do not support a sustainable business model, the demand for our proposed products may cease and we may not be able to generate revenues or become profitable in the future.

In addition, there is no guarantee the Cube applications we are currently planning to offer will be accepted by the public, which means we could be forced to expend significant, unexpected time and funds on further research and development of our mobile offerings. Our proposed business plans may not allow us to successfully offer our proposed products and bring them to market to product revenues sufficient to sustain our business.

Mobile applications can be complex and may take longer to develop before they are ready for commercial release. We may not recognize revenue until after we have incurred significant delays and costs in the development process.

As we are licensing a new product which has not yet been fully tested and released to the public, we may find that there are substantial delays and costs incurred in the development and completion of the product before it is can be fully commercialized. New products and enhancements often take substantial time to develop because of their complexity. We may not, therefore, recognize revenues until we have incurred significant development expenses. In addition to delayed recognition of revenue, our operating results will suffer if we fail to meet customer expectations, pique their interest or satisfy their needs.

Our proposed Cube products could contain undetected errors which could harm our reputation and adversely affect our business.

Our proposed Cube products are highly technical. It’s possible they may contain undetected errors or defects. Any errors or defects discovered in the Cube after the products have been sold and downloaded could result in loss of revenue or delay in revenue recognition, loss of customers, and increased service cost. In addition, we could face claims for product liability. Defending a lawsuit, regardless of its merit, is costly, may divert management’s attention away from the business and could adversely affect the market’s perception of our Company, our brand and our proposed products. Any such damage to our reputation would adversely affect our business results.

Actual or perceived security vulnerabilities in mobile devices could negatively affect our business.

The security of mobile devices and wireless networks is crucial to our business. Viruses, worms and other malicious software programs that attack mobile devices and wireless networks have been developed and deployed.  Security threats could lead some mobile subscribers to reduce or delay their purchases of mobile content and applications in an attempt to minimize the threat. Wireless carriers and device manufacturers may also spend more on protecting their devices and networks from attack. This could delay adoption of new mobile devices which tend to include more features and functionalities that facilitate increased use of mobile content and applications. In any such instance, actual or perceived security threats and the reactions to those threats could reduce our revenue. Additionally, any perceived security risk ascribed specifically to the use of the Cube would have a further negative effect on the business.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

Users may be concerned about whether our products and services compromise the privacy of users and others, or about our practices with regard to the collection, use, disclosure or security of personal information, or other privacy-related matters. Addressing such concerns could increase costs or delay adoption of new mobile products. In any such instance, actual or perceived privacy threats and the reactions to those threats could reduce our revenue or affect our business operations. It is possible that certain jurisdictions may enact laws or regulations concerning the privacy of users and others that impact our ability to offer our products and services, and could harm our business.

If we are unable to manage future growth effectively, our business, results of operations and financial condition could be adversely affected. We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and subscribers, and cause us to incur expenses to make architectural changes.

We hope and expect to grow rapidly, both in the rate of our sales and operations and the number and complexity of our proposed products, product distribution channels, and product development activities.

Our growth, coupled with the rapid evolution of our markets, will place significant strains on our administrative, operational, technical, and financial resources and increase demands on management, procedures, and controls.

Among other things, we may be required to constantly update our software and products as new devices and technologies come on the market. If we are unable to keep our offerings up to date, we could lose return customers, generate negative reviews in social media and suffer losses of revenues.  We also don’t know if we will be able to afford to continue to upgrade our product offerings, as and when required.

We may increasingly need systems that are less likely to fail in order to handle important information, like e-commercials and payments in new application being released. The greater the user traffic and the greater the complexity of our products and services, the more we will need to expand. Expansion is expensive and complex and could result in inefficiencies or operational failures.

Equally, our performance, reliability and availability require that we have adequate capacity in our systems to cope with the volume of traffic. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer our customers speedy service, features and functionality. The expansion of our systems and infrastructure will require us to commit substantive financial, operations and technical resources as the volume of our sales rises.  Building out its infrastructure is but one of the challenges we face in maintaining a competitive advantage. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition. Any such failures could result in a loss of customers and could harm our reputation, results of operations, possible revenues and a total loss to you of any investment you make in our shares.

We rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We plan to host our proposed products and provide downloads to our customers from a number of datacenters. We will not control or exercise little control over the operations at these third party facilities. All of these facilities are subject to disruptions from acts of God or man including hurricanes, earthquakes, floods, fires, terrorist attacks, power outages, telecommunication failures and similar events.  They could also be subject to break-ins, computer viruses, denial of service attacks, sabotage or other acts of vandalism. We have experienced and expect to continue to experience interruptions and delays in service and availability. These conditions could negatively impact our relationship with users and adversely affect our brand and our business.

Any of these disruptions could result in lengthy interruptions in our ability to sell and transmit our proposed products. Although we will have off-site copies of our software and proposed products, we could still be subject to interruptions or delays in our ability to conduct business. Such interruptions could harm our reputation, reduce our revenue, cause us to incur financial penalties or subject us to potential liability. These conditions could negatively impact our relationship with users and adversely affect our brand and our business.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on Web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results. A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology and could harm our brand and our operating results.

If we fail to detect click fraud or other invalid clicks, we could face potential litigation as well as lose the confidence of our advertisers, which would cause our business to suffer.

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. This could lead the advertisers who use the Cube to become dissatisfied with our products, potentially leading to a loss of advertisers and revenues.

Because we depend on key personnel for our continued operations and future success, a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified sales, management, and technical personnel. In particular, the loss of our existing management personnel or key employees would be significantly detrimental to us. Our anticipated growth and expansion will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

The mobile applications industry is and will likely continue to be characterized by rapid technological changes which will require us to develop new enhancements or versions of our proposed products or could even render our proposed products obsolete.

The market for content and applications for mobile devices is characterized by rapid technological changes with frequent variations in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices. Products using emerging industry standards could make our proposed products less attractive.

Our success will depend in part on our ability to enhance our proposed products, develop or incorporate new technologies, respond to emerging industry standards and practices and license leading technologies that will be useful in our business in a cost effective manner. We may not be able to successfully use new technologies or adapt our current technologies to new customer requirements or emerging industry standards. The introduction of new products embodying new technologies or the emergence of new industry standards could render our Cube products obsolete, unmarketable or uncompetitive.

Furthermore, our competitors may have access to technology not available to us, which may enable them to produce products of greater interest to consumers at a more competitive price. Failure to respond in a timely and cost-effective manner may result in serious harm to our business and operating results. Consequently, our success will depend on our ability to develop and market products that respond to technological advances, evolving industry standards and changing consumer preferences in a timely manner.

We may not be able to develop establish and maintain our applications on all mobile operating systems.

Our development team will ensure that our applications are compatible with as many mobile operating systems as possible, however, each operating system has different technical requirements. Whether our applications are adapted to support a particular operating system will depend on the size of the user base and whether a distribution agreement is in place. Some operating systems may not have a sufficiently large or desirable user base to off-set the cost of adaptation.

Equally, the operating systems are undergoing constant refinement and improvement. Significant changes to an operating system may prevent our applications from working properly, or at all. If we are unable to adapt or maintain our applications on an operating system, the user base will not be able to run our applications or view our content.  This could adversely affect our business and results of operations, thereby impacting the value of any investment you may make in our securities.

The mobile application industry is highly competitive and we may be unable to successfully compete and generate revenues, which could result in a total loss of all investments.

The application industry is highly competitive. Competitors include individual programmers and companies from all over the world. Competition continues to increase as consumers and businesses realize the market potential of mobile applications. In addition, new competitors and new alliances between existing ones could emerge and rapidly acquire market share to our detriment. There may be additional threats from companies introducing new or disruptive products. Plus, some of our competitors may be better positioned than we are to be able to afford the time and money required to invest in new technology and products. Many of our current and potential competitors may have advantages over us including:

    Longer operating histories and greater market presence,
    Better name recognition,
    Access to larger customer bases,
    Economies of scale and cost structure advantages, and
    Greater sales and marketing, programming, distribution, technical, financial and other resources.

These competitors also have established or may establish financial or strategic relationships among themselves or third parties.  In addition, some of our competitors have used or may use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with retail outlets. These relationships may affect the ability of potential customers to purchase our proposed products.

Unless we are successful in establishing our brand name and selling our proposed products, we may be unable to successfully enter the industry and generate revenues. As a result, you could lose any investment you make in our shares.

We must forge relationships and agreements with outside contractors and distributors. Changes to those relationships or failure to reach agreements could adversely affect our business.

We expect to rely upon outside contractors to provide the programming and additional technical and artistic services for the products we create.  If these business relationships were to be disrupted or terminated, we might be unable to replace the contractors on a timely basis for a comparable price. We would also have to spend time and resources to find and train new contractors. Either way, our ability to create and deliver products would be delayed and our business, operating results and financial condition would be adversely affected.

Equally, our strategy for entering the applications marketplace is dependent upon establishing agreements with major mobile carriers, operating system manufacturers and other distribution partners for our proposed products. We need to develop and maintain strategic relationships with these entities in order for them to offer our proposed products to their end-users. It is likely the agreements will not be exclusive and will not obligate the partner to market or distribute our proposed products. Our success is dependent upon the partners properly presenting and distributing our proposed products.

We have not yet negotiated, executed or entered into any agreements and relationships with any distribution partners and, if and when we do, we can’t be sure that such partners will properly present and promote our proposed products nor that the partners will be successful in their efforts to market our proposed products. If we are unable to enter into or maintain distribution agreements with major mobile carriers, operating system manufacturers and others who run mobile application stores or outlets, we may be unable to distribute our proposed products effectively or generate significant revenue.

We are dependent on our customers and distribution and retail partners to make timely payments to us.

Our operations could be negatively affected if we experience delays in payments from our customers. We will be dependent upon receiving reasonably prompt payments from our customers who we hope will include large distribution partners. Delays or disputes with these partners or their customers may materially affect our cash flow and place our operations in substantial jeopardy. We are not certain we can obtain bank lines of credit for financing receivables, if or when needed, or that the terms of such credit would be reasonable or affordable to us.

Additionally, our customers and other distribution partners may dispute the amounts owed or refuse to pay us at all. Many of these partners are in markets where we may have limited legal recourse to collect payments. Our failure to collect payments owed to us would have a material adverse effect on our business plans and results of operations.

Our officers and directors have conflicts of interest for their time in that they have other activities that may prevent them from devoting full time to our operations, when needed, which may slow our operations and possibly reduce our financial results.

Our officers and directors have conflicts of interest for their time in that they have other activities that may prevent them from devoting full time to our operations. Their available time to devote to our business operations may, therefore, be sporadic. In general, they intend to devote as much time as required to our business; however, when they are working on other business matters, they may not be able to devote the time necessary to our business, which may delay or limit implementation of our business plans. The limited number of hours our officers and directors will have to devote to our business activities may negatively affect our operations and reduce or limit our potential revenues and financial results, which could result in a materially negative impact on our business results.

If we are successful in moving forward in our business plan, we will need to hire additional employees. If competent and knowledgeable employees are not available to us, as and when needed, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

We are dependent on our officers and directors to attract and retain the necessary personnel. The expansion of our business will place further demands on existing management and future growth. When we are ready to expand beyond our initial mobile offerings, our success will depend in large part upon our ability to attract, develop, motivate and retain employees and contractors. Competition for qualified personnel is high and we may not be able to hire or retain qualified personnel, if and when needed. As a result, we may be unable to expand our business when we are ready to do so.  The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

While we seek to maintain strong corporate governance, computer, financial and other control systems, growth will also put stress on our internal controls.  If we are not able to attract and maintain experienced and effective personnel, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices. As a result, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This could result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Risks Relating to Legal Uncertainty

We operate in a digital content market where piracy is widespread.

Our business strategy is based, in part, upon users paying for access to or downloads of our products. If users believe they can access the same or similar content for free via other means including piracy, they may be unwilling to pay for our proposed products. If users are able to obtain our content or download our products without paying for them, our business and results of operations will be adversely affected.

We do not currently have full patent or trademark protection for our concept and business plan and there is no guarantee that someone else will not duplicate our ideas, in whole or in part, and bring them to market before we do or make a better product, either of which could severely limit our proposed sales and possible revenues.

We have searched the Internet and trade manuals and believe our proposed applications and software will be unique; we have obtained a patent for our main product, as well as trademarks for some of our brands. As the business is established and operations expand, we may seek further protection; however, we currently have no specific plans on when or how we will do so. We believe we can obtain trademark protection for our brand name, logo and advertising materials, both those that have already been designed and that are in the process of being designed, but we do not believe we will be able to patent all of our technology because some of it relies upon open source software, which is freely available to all on the Internet. Even if we do trademark or patent our materials or technology, it may not prevent unauthorized persons from copying aspects of our business or brand. There is no assurance a third party will not choose to copy or duplicate our proprietary information and/or brand name.  Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

We are unaware of any infringement upon our proprietary rights and/or brand name, and have not been notified by any third party that we are infringing upon anyone else's proprietary rights; however, any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

If we are unable to protect the confidentiality of our proprietary information or maintain the uniqueness of our proposed products, the value of our business could be adversely affected.

Our business relies on certain unpatented or unregistered intellectual property rights and proprietary information. Although we take measures to keep our intellectual property rights and proprietary information confidential, we may not be able to protect our technology and information from independent invention or exposure by third parties. We expect to attempt to protect most of our proprietary information and intellectual property through a combination of trade secret, copyright and other intellectual property laws by entering into employee and contractor confidentiality agreements. Such measures, however, will provide only limited protection and, under certain circumstances, we may not be able to prevent the disclosure of our proprietary information or the independent development of similar technologies.  This may allow existing or potential competitors to develop products that are competitive with or superior to our own.

The agreements that we enter into with third parties may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If third parties or collaborators develop products independently that may be applicable to our proposed products under development, disputes may arise about ownership of proprietary rights to those products. Such products will not necessarily become our property, but may remain the property of those other persons. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.

Furthermore, we believe our proposed products will have international appeal and many countries have intellectual property laws that are not as stringent as the US or Canada.  Effective patent, copyright, trade secret and trademark protections may be unavailable or severely limited in those countries. As a result, we may not be able to effectively prevent competitors in other countries from using or infringing upon our intellectual property rights. This would reduce our competitive advantage and our ability to compete effectively in these regions or otherwise harm our business. In the future, litigation could be used to enforce our intellectual property rights. Currently, however, the substantial costs and uncertain outcome would interfere with our primary objective as a development stage company, which is to grow our new business.  Our failure to obtain or maintain intellectual property protection, for any reason, could have a material adverse effect on our business, financial position and results of operations.

The cost of protecting our proprietary intellectual property rights or defending intellectual property infringement lawsuits brought by others may prevent us from obtaining profitable operations.

We could incur substantial costs in defending intellectual property infringement lawsuits brought by others and in prosecuting intellectual property lawsuits against third parties who may infringe our rights.

Competition in our markets is intense and our competitors may independently develop or obtain patents on technologies that are substantially equivalent or superior to our technology. We cannot always be certain that our proposed products do not and will not infringe on the property rights of others. Many parties in the telecommunications and software industries have begun to apply for patent protection covering innovative proprietary technologies and business methods.  Given that mobile content and applications interact with a variety of technologies in the mobile ecosystem, existing or future patents may preclude us from using certain proprietary technologies or business methods.

In addition, litigation concerning intellectual property rights and the infringement of those rights, including patents, trademarks and copyrights, has grown significantly over the last several years, and is likely to continue to grow. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe on the proprietary rights of others and may be liable for our infringement, which could cost us significant amounts. We are not aware of any third party intellectual property rights that would prevent our use of our proposed technology, although rights of that type may exist. If we infringe on the intellectual property of another party, we could be forced to seek a license to those intellectual property rights or alter our proposed products or processes so they no longer infringe on the rights of the third party. If we are required to obtain a license to another party's proprietary rights, that license could be expensive, if we could obtain it at all.

If we become the subject of infringement claims, we may be forced into litigation which could cause us to devote significant resources as well as a management time and attention to defending against the claims. If the defense fails, we may be required to pay damages or enjoined from using a particular technology or business method or forced to obtain a license and/or pay royalties to continue using the technology or method. The assertion of intellectual property infringement claims could have a material adverse effect on our business, operating results or financial condition.

Our proposed operations will be subject to all regulations associated with internet and mobile applications, including those specific to the various online stores in which our proposed products will appear.   If we are unable to comply with any of these laws, rules and regulations, we may be limited in our product offerings, which could severely limit our business operations and revenues.

Our proposed operations will be subject to rapidly changing regulations, which include data privacy laws, content or software regulation and sales and use taxes on both a government and retail level. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business operations. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet and content or software download.  These laws and regulations could harm our operations and force us to change our currently proposed business operations if they become too costly.

Although there are few laws and regulations currently that are directly applicable to the Internet, proposed laws and regulations could be adopted in the future covering issues such as content, software downloading, licensing, license fees, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet usage or expose us to significant liabilities associated with mobile software and content. The application of existing laws and regulations governing Internet issues such as patents, property ownership and personal privacy are also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, patents, content and taxation), will not expose us to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on our proposed business operations, results of operations or financial condition.

Our proposed operations to download mobile content and software from the Internet will subject our operations to potential liability for negligence and/or infringement of copyright and intellectual property laws, as well as government regulations.

As we expand our operations to delivering our products to mobile devices, we will be subject to potential liability for negligence, copyright, patent and trademark violations, defamation, indecency and other claims, based on the nature and content of the materials that are developed and provided to customers on the cube. Such claims have been brought, and sometimes successfully pressed, against Internet software developers and distributors, even though not the direct providers of the content (as is the case with us). In addition, we could be exposed to liability with respect to the content or unauthorized duplication of content downloaded from our website. We could also be exposed to liability for third party content posted by our customers in chat rooms, bulletin boards or video sharing capabilities offered on our website or through our products.  It is also possible that if any information provided contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information.

In addition, the provision of such information may be illegal in some jurisdictions.  In the future, our website and cubes may contain a significant number of links to other websites or cubes.  As a result, we may be subject to claims alleging that, by directly or indirectly providing such links, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective actions.

Any violation of a copyright or intellectual property law, or government regulation by a customer, may also be imposed indirectly on us. Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on our business, results of operations and financial condition.

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business operations. Any such liability or violation could severely impact our proposed business operations and/or proposed revenues.

We have not yet fully examined or done any legal investigation of the copyright or intellectual property laws that will apply to our proposed plan of operation and may not ever have sufficient funding to do so.

Risks Relating to Our Securities

Because of the costs of operating as a public company, our financial resources available for normal business operations is reduced.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this requires us to expend significant resources on things other than normal business operations. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Our Stock is currently defined as a Penny Stock under Securities and Exchange Commission Rule 15g-9, limiting who brokers can sell our stock too and effectively creating a less liquid market for our investors to sell their shares.

The shares being offered are defined as a "penny stock" under the Securities and Exchange Act of 1934 (selling for less than $5 per share on the OTC BB), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with a spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it more difficult for you to resell any shares you purchase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(2)
3.3	Bylaws(1)
10.l	Intellectual Property Purchase Agreement with Crackpot dated March 21, 2014(3)
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations(4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on December 23, 2010.

(2) Incorporated by reference to Current Report on Form 8-K filed March 14, 2014.

(3) Incorporated by reference to Current Report on Form 8-K filed March 24, 2014.

(4) Incorporated by reference to Current Report on Form 8-K filed March 26, 2014

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cubed, Inc.

Date:	April 21, 2014

By:	/s/ Joseph White Joseph White
Title:	Chief Executive Officer and Director

Cubed, Inc.

Date:	April 21, 2014

By:	/s/ Douglas Shinsato Douglas Shinsato
Title:	Interim Chief Financial Officer and Director

