Form 10-Q
period 2014-05-31
Cubed, Inc.
filed 2014-09-12
CIK 1507718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-55234

Cubed, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	37-1603977 (I.R.S. Employer Identification No.)
830 S. 4th Street Las Vegas, NV (Address of principal executive offices)	89101 (Zip Code)

Registrant’s telephone number, including area code:  (702) 868-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _______                                                                                                Accelerated filer  ________

Non-accelerated filer                                                  Smaller reporting companyX
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YesNo

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 11, 2014, there were 29,965,455 shares issued and 30,065,455 shares outstanding of common stock, par value $0.001

CUBED, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION [INSERT PAGE NUMBER]

ITEM 1	Financial Statements	3

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4	Controls and Procedures	18

PART II – OTHER INFORMATION [INSERT PAGE NUMBER]

ITEM 1	Legal Proceedings	19

ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3	Defaults Upon Senior Securities	19

ITEM 4	Mine Safety Disclosures	19

ITEM 5	Other Information	20

ITEM 6	Exhibits	21

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1                      Financial Statements
CUBED, INC.
BALANCE SHEETS
(unaudited)
AS OF MAY 31, 2014 and NOVEMBER 30, 2013

	May 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash and equivalents	$66,927	$1,484
Accounts receivable	1,500	-
Prepaid expense	10,000	-
Total current assets	78,427	1,484

Other assets:
Property, plant and equipment, net	11,005	-
Software development costs	228,347	-
Deposits	300,000	-

Total assets	$617,779	$1,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$160,477	$-
Accrued professional fees	-	116,491
Accrued payroll	35,255	-
Notes payable - related party	93,300	-
Total current liabilities	289,032	116,491

Total liabilities	289,032	116,491

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares
authorized, 26,942,455 and 29,370,000 shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	26,942	29,370
Additional paid in capital	1,443,684	8,630
Accumulated deficit	(1,141,879)	(153,007)
Total stockholders' equity (deficit)	328,747	(115,007)

Total liabilities and stockholders' equity (deficit)	$617,779	$1,484

See Accompanying Notes to Unaudited Financial Statements.

CUBED, INC.
STATEMENTS OF OPERATIONS
(unaudited)
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 AND 2013

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Revenue	$1,500	$-	$1,500	$-

Operating expenses:
Software development	496,286	-	496,286	-
Professional fees	253,854	2,100	255,954	4,200
Salaries and wages	75,340	-	75,340	-
Executive compensation	60,417	-	60,417	-
General and administrative	89,142	-	102,375	699
Total operating expenses	975,039	2,100	990,372	4,899

Net loss	$(973,539)	$(2,100)	$(988,872)	$(4,899)

Weighted average number of common	27,099,258	29,370,000	28,222,153	29,370,000
shares outstanding - basic and diluted

Net loss per share - basic and diluted	$(0.04)	$(0.00)	(0.04)	$(0.00)

See Accompanying Notes to Unaudited Financial Statements.

CUBED, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
FOR THE SIX MONTHS ENDED MAY 31, 2014 AND 2013

	For the	For the
	six months ended	six months ended
	May 31,	May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(988,872)	$(4,899)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	400	-
Shares issued and debt assumed for acquired intellectual property	355,582
Shares issued for professional fees	185,220	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,500)	-
(Increase) in prepaid expenses	(10,000)	-
Increase in accounts payable	63,977	-
Increase in accrued professional fees	15,333	(4,050)
Increase in note payable - related party	300
Increase in accrued payroll	35,255	-

Net cash used in operating activities	(344,305)	(8,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,405)	-
Purchase of intangible assets	(131,847)	-
Deposits	(300,000)	-

Net cash used in investing activities	(443,252)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for notes payable - related party	(113,000)	-
Proceeds from sale of common stock	966,000	-

Net cash provided by financing activities	853,000	-

NET CHANGE IN CASH	65,443	(8,949)

CASH AT BEGINNING OF PERIOD	1,484	10,433

CASH AT END OF PERIOD	$66,927	$1,484

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of debt	$144,000	$-
Cancellation of liability and equity from former management	$131,824	$-
Purchase of intangible asset on accounts	$96,500	$-

See Accompanying Notes to Unaudited Financial Statements.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

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

The company has limited operations and is considered to be in the development stage. In the quarter ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Property, Plant and Equipment
The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of the Company’s internal development and construction department.  Depreciation periods are as follows:

Leasehold Improvements                                           5 years
Computer Equipment                                                  3 years
Furniture and Fixtures                                                5 years

During the six months ended May 31, 2014 and 2013, the Company recognized $400 and $0 of depreciation expenses and paid $11,405 and $0 for acquisition of fixed assets, respectively.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software Development Costs
Capitalized software costs include costs incurred in connection with the development of software and purchased software. Capitalized costs associated with internally developed software are amortized over their estimated economic life utilizing the straight-line method.

The Company exercises significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board ("FASB") ASC 350-40, Internal-Use Software. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.

During the six months ended May 31, 2014, a total of $228,347 was capitalized as software development costs of which $131,847 was paid in cash and $96,500 is recorded as accounts payable.

Revenue Recognition
The Company has commenced operations, and it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. As of May 31, 2014, there was no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  During the six months ended May 31, 2014, the Company issued 285,000 shares of common stock valued at $185,220.

Recent Accounting Pronouncements
Cubed does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 2 –GOING CONCERN

The Company has not generated any significant revenues, has negative working capital, and has suffered a loss from operations since inception.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – MINERAL PROPERTY

On June 22, 2010, the Company purchased a 100% interest in mining claim number 296945 located in the State of California, County of Plumas. The total purchase price of the claim was $6,500.

Due to the inability of the Company to raise the necessary capital to develop the mining claim, the mineral property asset was fully impaired at November 30, 2013.

During the six months ended May 31, 2014, the Company distributed the mineral property for the cancellation of 6,360,000 shares of common stock and the assumption of liabilities totaling $131,824.

NOTE 4 – SOFTWARE DEVELOPMENT COSTS

On March 21, 2014, the Company entered into an Intellectual Property Purchase Agreement (the “Purchase Agreement”) with Crackpot Inc., a Nevada corporation (“Crackpot”), a related party.

Under the terms of the Purchase Agreement, the Company purchased Crackpot’s Get CUBED™ mobile-first platform and related intellectual property. The Get CUBED™ mobile-first platform is a cloud-based, three-dimensional functional cube that appears on the screens of mobile device owners, allowing developers and users to present complex and contextual concepts in a clear and simple manner.

The purchased intellectual property includes certain patents and trademarks applications and internet domain names as set forth in Schedules 1 and 2 of the Purchase Agreement and all improvements thereto now existing, or that Crackpot may later discover (collectively, the “Intellectual Property”).

The Company agreed to pay Crackpot in consideration for the Intellectual Property $350,000, payable in four (4) equal monthly payments commencing on April 15, 2014, and 2,537,455 shares of our common stock, to be issued and delivered within three business days of the date of execution of the Purchase Agreement.  The Company is obligated to pay Crackpot ten percent (10%) of any gross revenues received from the Intellectual Property outside of the United States and its territories.  Crackpot is a related party since the individual that owns and controls Crackpot is a shareholder of the Company and a family member of an officer and director.  As of May 31, 2014, we have made payments totaling $257,000 of which $144,000 was paid by issuance of stock and $113,000 was paid by cash. The outstanding related party notes balance is $93,000 as of May 31, 2014. See note 5 for the valuation of the shares.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 5 – CAPITAL STOCK

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

During the six months ended May 31, 2014, the Company issued 100,000 shares of common stock at $0.002 per share for services and 2,537,455 shares of common stock and $350,000 promissory note in exchange for intellectual property purchased from a related party.  The shares issued for intellectual property and services were valued at the last sale of common stock for cash at $0.002 since it was the most readily determinable.

During the six months ended May 31, 2014, the Company sold 966,000 shares of common at $1 per share for cash proceeds of $966,000, 144,000 shares of common stock at $1 per share for settlement of debt and 185,000 shares of common at $1 per share for services.  The shares issued for debt and services were valued at $1 since it was the most readily determinable based on the recent sale of common stock for cash at $1 per share during the same time period as the issuance of shares for debt and services.

During the six months ended May 31, 2014, the former management cancelled 6,360,000 shares of common for the assumption of liabilities of $131,824 and for the distribution of the mineral property.

The Company had 26,942,455 and 29,370,000 shares of common stock issued and outstanding as of May 31, 2014 and November 30, 2013, respectively.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There were no preferred shares issued and outstanding as of May 31, 2014 and November 30, 2013.

As of May 31, 2014, the company had no warrants or options outstanding.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Employment Agreement with Chief Operating Officer
The Company executed an Employment Agreement with Paul Turino, for the position of Chief Operating Officer, dated May 16, 2014 (the “Agreement”).  Under the Agreement, Mr. Turino will earn a base salary of no less than $150,000 per year, subject to adjustment from time to time. In addition, Mr. Turino will be eligible to earn an annual performance bonus equal to fifty percent (50%) of his base salary, payable at the discretion of the board and based upon certain annual financial and individual performance goals to be established by the board. Finally, we have agreed to issue Mr. Turino options to purchase 1,000,000 shares of our common stock, with various pricing and vesting requirements. The options are subject to Mr. Turino’s continued employment on the vesting date and various other terms and conditions.  As of May 31, 2014, no options have been granted to Mr. Turino since the exercise term has not been determined.

Temporary Trading Suspension
On July 17, 2014 the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of trading in the Company’s common stock.  The temporary suspension ended on July 30, 2014.  According to a press release from the Commission, they “suspended trading in Cubed stock before [certain individuals] could dump their shares on the market” and “could illegally profit further” in connection with an alleged pump-and-dump scheme.  On the same day, the Commission charged five individuals in connection with their trading of the stock of four different companies, of which we were one.  Neither we, nor any member of our former or present management, were charged.

On July 23, 2014, the Company issued a press release regarding recent indirect allegations and announced that the Company has hired Lowenstein Sandler LLP to conduct an internal investigation to determine whether the Company was a victim of conduct allegedly engaged in by individuals, including our former outside legal counsel, as set forth in an indictment filed in the Eastern District of New York on Thursday, July 17, 2014, and in an SEC complaint filed on the same day.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 7 – MATERIAL AGREEMENTS

Acquisition of Pop Solutions, LLC dba Ping Mobile
On April 1, 2014, the Company entered into a Letter of Intent (“LOI”) with Pop Solutions, LLC dba Ping Mobile, a Delaware corporation (“Ping”).  Under the LOI, the Company paid a deposit of $200,000 and the parties agree to enter into a definitive agreement on or before July 31, 2014.  Since a definitive agreement was not entered into before July 31, 2014, then the Company agrees to either execute a promissory note for Ping to repay the Company for the deposit of $200,000 or apply the funds toward the use of the Ping’s services at the normal billable rates.  As of the date of this filing, the Company has not decided which method of repayment they would like to do and are in negotiations with Ping.

Acquisition of WikiTechnologies, Inc.
On May 22, 2014, the Company entered into a Share Exchange Agreement (the “Agreement”) with WikiTechnologies, Inc., a Delaware corporation (“Wiki”). Under the Agreement, subject to certain conditions, we will acquire all of the issued and outstanding common stock of Wiki in exchange for 1,200,000 newly issued shares of our common stock, together with a total payment of $1,500,000 in cash. Previously, as part of a Letter of Intent dated May 2, 2014, we paid Wiki $100,000 separately, in effect for a standstill and agreement to negotiate, which resulted in the Agreement reported herein.  As of May 31, 2014, the $100,000 is recorded in deposits.

The Agreement is expected to close upon satisfaction of all conditions, no later than July 15, 2014. The $1,500,000 cash payment is due in three installments of $500,000 each due on: (i) the closing date; (ii) July 31, 2014; and (iii) August 30, 2014. The Agreement is conditional upon, among other things, our ability to raise private equity financing in an amount not less than $1,500,000. In the event we have not raised sufficient funds by the closing date, we have the option to extend the second and third $500,000 payments for up to thirty (30) days, for each, by making non-refundable $20,000 payments to Wiki. Our ability to fund the total $1,500,000 cash payment to Wiki under the Agreement will be dependent upon our ability to raise sufficient additional equity capital. We do not have any formal commitments or arrangements for the sales of stock or other funding at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Joint Venture with Small Screen Casinos, Ltd.
On May 30, 2014, the Company entered into a non-exclusive Joint Venture Agreement (the “Agreement”) with Small Screen Casinos Ltd. (“Small Screen”). The purpose of the joint venture with Small Screen is to develop and deploy “freemuim” casino style games. A “freemuim” game is one in which access to the game is provided free of charge, but money (a premium) is charged for proprietary features and/or functionality. Under the Agreement, we will provide our proprietary Cube platform together with marketing within our cube ecosystem. Small Screen will provide the games as well as marketing within its jurisdictions. We own 51% of the joint venture, and Small Screen owns 49%. Profits are to be allocated on a 50/50 basis. The joint venture shall continue until May 5, 2019 unless dissolved upon a prior sale or disposal. The foregoing is a summary of the material terms of the Agreement with Small Screen and not a complete description of its contents. The Joint Venture Agreement, which is filed herewith, should be consulted for additional information.  As of May 31, 2014, there are no sales or operations in the joint venture.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 7 – MATERIAL AGREEMENTS (CONTINUED)

Agreement with Esportclub, LLC
On May 30, 2014, we also entered into a General Contract for Services (the “Contract”) with Esportclub, LLC, dba the Sports Club, and its sister company, Nevada Sportsbook Select, LLC (collectively “ESport”). Under this Contract, we have agreed to provide ESport with the following services using our proprietary Cubed platform:

i. Publishing of sports book odds to public subscribers the day of the sporting events. Revenue from paid subscribers will be split 50/50 with ESport after deduction of direct costs.

        ii.            Creation of “Sports Action Bingo,” which is a sports prediction contest using a bingo game format with a progressive jackpot. Revenue from subscribers will also be split 50/50 with ESport after deduction of direct costs. This game will initially be offered as a “freemuim” game. The game will eventually become a cash gaming endeavor, which will require the prior approval of the Nevada Gaming Commission.

      iii.            Exchange wagering on the Cubed platform using Nevada Sportsbook’s patented technology. This will require the Nevada Gaming Commission to certify that we have geo-fenced access to the wagering platform so as to prevent wagering on the system from outside the State of Nevada. Upon regulatory approval, we will be paid a percentage of the gross wagering amount bet through the platform.

On May 30, 2014, we also entered into a General Contract for Services (the “Contract”) with Esportclub, LLC, dba the Sports Club, and its sister company, Nevada Sportsbook Select, LLC (collectively “ESport”). Under this Contract, we have agreed to provide ESport with the following services using our proprietary Cubed platform:

i. Publishing of sports book odds to public subscribers the day of the sporting events. Revenue from paid subscribers will be split 50/50 with ESport after deduction of direct costs.

        ii.            Creation of “Sports Action Bingo,” which is a sports prediction contest using a bingo game format with a progressive jackpot. Revenue from subscribers will also be split 50/50 with ESport after deduction of direct costs. This game will initially be offered as a “freemuim” game. The game will eventually become a cash gaming endeavor, which will require the prior approval of the Nevada Gaming Commission.

      iii.            Exchange wagering on the Cubed platform using Nevada Sportsbook’s patented technology. This will require the Nevada Gaming Commission to certify that we have geo-fenced access to the wagering platform so as to prevent wagering on the system from outside the State of Nevada. Upon regulatory approval, we will be paid a percentage of the gross wagering amount bet through the platform.

In exchange for our services, which have already been largely completed, ESport will pay us a total of $200,000, with $50,000 to be paid upon execution of the Contract, $100,000 to be paid within 60 days thereafter, and $50,000 to be paid upon approval by the Nevada Gaming Control Board. The Contract shall continue until cancelled by either party upon 90 days written notice. The foregoing is a summary of the material terms of the Contract with ESport and not a complete description of its contents. The Contract, which is filed herewith, should be consulted for additional information.

CUBED, INC.
Notes to Financial Statements
May 31, 2014
Unaudited

NOTE 7 – MATERIAL AGREEMENTS (CONTINUED)

During the six months ended May 31, 2014, the Company recorded $0 of revenue as part of this agreement with Esportclub, LLC due to the uncertainty of its collectability.  As of the date of this filing, no payments have been received by the Company.

NOTE 8 – SUBSEQUENT EVENTS

On June 20, 2014, the Company closed an extension and enlargement of the private offering of our common stock and sold a total of 1,725,000 additional shares of common stock to a total of nine purchasers. The shares were sold for cash proceeds of $1,725,000. The shares were offered exclusively to accredited investors and the offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.

On May 27, 2014, the Company entered into an investor relations services agreement with an entity for a period of one year.  As compensation for their services, the Company agreed to issue 18,000 shares of common stock which was due within 30 days of the execution of the agreement.  Additionally, the Company agreed to a monthly payment of $3,500.  As of the date of this filing, the shares have been issued.

On July 15, 2014, the Company issued 1,200,000 shares of common stock and paid $500,000 to consummate the acquisition of Wiki.

On July 15, 2014, the Company issued 180,000 shares of common stock for legal services to be rendered through August 31, 2014.  As of the date of this filing, the shares have been issued.

* * *

ITEM 2                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended May 31, 2014 compared to the Three and Six Months Ended May 31, 2013

Results of Operations

Revenue

Our revenue, operating expenses and net loss for the three and six months ended May 31, 2014, compared to the three and six months ended May 31, 2013, were as follows:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Revenue	$1,500	$-	$1,500	$-
Operating expenses	975,039	2,100	990,372	4,899

Net loss	$(973,539)	$(2,100)	$(988,872)	$(4,899)

Our nominal revenue for the three months ended May 31, 2014 was derived from fees earned for consulting on the design and building cubes for two customers.  We do not expect to have material revenue until the first quarter of our fiscal year ended November 30, 2015.

Operating Expenses

For the three months ended May 31, 2014, our operating expenses were $975,039 as compared to $2,100 for the three months ended May 31, 2013, an increase of $972,939.  Similarly, for the six months ended May 31, 2014, our operating expenses were $990,372 as compared to $4,899 for the six months ended May 31, 2013, an increase of $985,473.  In both instances, the significant increase was a result of our transition from an exploration stage company to a development stage company and the commencement of our current operations on March 21, 2014.

For the three and six months ended May 31, 2014, and the three and six months ended May 31, 2013, our operating expenses consisted of the following:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Software development	$496,286	$	$496,286	$-
Professional fees	253,854	2,100	255,954	4,200
Salaries and wages	75,340	-	75,340	-
Executive compensation	60,417	-	60,417	-
General and administrative	89,142	-	102,375	699

Total operating expenses	$975,039	$2,100	$990,372	$4,899

For the three months ended May 31, 2014, software development costs represent the value of the Get CUBED tm mobile-first platform and related intellectual property acquired from Crackpot, Inc. in March 2014.  Professional fees include legal and accounting expenses, including $185,220 that was paid for with our common stock.  Our general and administrative expenses consist primarily of travel expenses of $25,128, marketing expenses of $20,365, and rent expense of $18,205.  Operating expenses for the three months ended May 31, 2013 were not material as it was before we commenced our current operations.

For the six months ended May 31, 2014, software development costs represent the Get CUBED tm mobile-first platform and related intellectual property acquired from Crackpot, Inc.  Professional fees include legal and accounting expenses, including $185,220 that was paid for with our common stock.  Our general and administrative expenses consist primarily of travel expenses of $25,128, marketing expenses of $20,365, and rent expense of $18,205.  Operating expenses for the six months ended May 31, 2013 were not material as it was before we commenced our current operations.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of May 31, 2014 and November 30, 2013 were as follows:

	May 31, 2014	November 30, 2013
	(unaudited)	(audited)

Cash	$66,927	$1,484
Total current assets	78,427	1,484
Total assets	617,779	1,484
Total current liabilities	289,032	116,491
Total liabilities	289,032	116,491

Cash Requirements

We had $66,927 in cash and cash equivalents as of May 31, 2014.  Our cash used in operating for the six months ended May 31, 2014 was $344,305.  We had a net loss for the six months ended May 31, 2014 of $988,872, which included $496,286 of software development expenses from the purchase of the Get CUBED tm mobile-first platform.  We had an accumulated deficit of $1,141,879 at May 31, 2014.  At our current burn rate of approximately $250,000 per month, our cash on hand is not sufficient to cover our monthly expenses and we will continue to seek financing in the form of debt or stock sales to finance our operations until we reach break-even.  We have no estimate of when we will reach break-even.

Sources and Uses of Cash

Operations

For the six months ended May 31, 2014, our net cash used in operating activities was $344,305, which consisted of our net loss of $988,872, offset primarily by shares issued for professional services of $185,220, an increase in accounts payable of $63,977, and an increase in accrued payroll of $35,255.  Operating activities for the six months ended May 31, 2013 were not material as it was before we commenced our current operations.

Investments

For the six months ended May 31, 2014, our net cash used in investing activities was $443,252, which consisted primarily of a purchase of intangible assets of $131,847 and deposits of $300,000.  Investing activities for the six months ended May 31, 2013 were not material as it was before we commenced our current operations.

Financing

For the six months ended May 31, 2014, our net cash provided by financing activities was $853,000, which consisted of proceeds from the sale of common stock of $966,000 and offset by payment for notes payable to related parties of $113,000.  Financing activities for the six months ended May 31, 2013 were not material as it was before we commenced our current operations.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Capitalized Software Development Costs

Capitalized software costs include costs incurred in connection with the development of software and purchased software.  Capitalized costs associated with internally developed software are amortized over their estimated economic life utilizing the straight-line method.

We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board ("FASB") ASC 350-40, Internal-Use Software.  Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software, and (b) all research and development activities for the other components of the product or process have been completed.

This analysis was conducted in connection with our purchase of the Get CUBED tm mobile-first platform and related intellectual property acquired from Crackpot, Inc. in March 2014.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.  As of May 31, 2014, there was no stock-based compensation issued to employees.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  During the six months ended May 31, 2014, we issued 285,000 shares of common stock valued at $185,220.

A significant portion of our professional fees during the three and six month ended May 31, 2014 was paid for with our common stock.

Net Loss

For the six months ended May 31, 2014, we had a net loss of $988,872.

ITEM 3                      Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4                      Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1                      Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A                      Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2014, we closed a private offering of common stock sold at a price of $1.00 per share.  A total of 1,110,000 shares of common stock were sold to a total of seventeen (17) purchasers.  The shares were sold for cash proceeds of $966,000 and a reduction of certain debt in the amount of $144,000.  The shares were offered exclusively to accredited investors and the offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.  On June 20, 2014, we closed an extension and enlargement of the offering.  A total of 1,725,000 additional shares of common stock were sold to a total of nine (9) purchasers.  The shares were sold for cash proceeds of $1,725,000.  The shares were offered exclusively to accredited investors and the offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.

ITEM 3                      Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4                      Mine Safety Disclosures

Not applicable.

ITEM 5                      Other Information

There have been no events which are required to be reported under this Item.

ITEM 6                      Exhibits

(a)           Exhibits

2.1 (1)	Share Exchange Agreement with WikiTechnologies, Inc.

3.1 (2)	Articles of Incorporation

3.2 (3)	Certificate of Amendment to Articles of Incorporation

3.3 (3)	Certificate of Change

3.4 (2)	Bylaws of Northwest Resources, Inc.

10.1 (4)	Intellectual Property Purchase Agreement with Crackpot dated March 21, 2014

10.2 (5)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations

10.3 (6)	Master Services Agreement with Oasis Marketing Solutions, LLC

10.4 (6)	Master Services Agreement with Scorpio Media, LLC

10.5 (7)	Joint Venture Agreement with Small Screen Casinos Ltd.

10.6 (7)	General Contract for Services with Esportsclub, LLC and Nevada Sportsbook Select, LLC

10.7 (8)	Employment Agreement with Paul Turino

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Lables Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on May 27, 2014.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on December 23, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 14, 2014.
(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 24, 2014.
(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 26, 2014.
(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on May 7, 2014.
(7)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 6, 2014.
(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on May 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cubed, Inc.

Dated: September 12, 2014	/S/ Joseph White
By: Joseph White
Its: President and Chief Executive Officer