Form 10-Q
period 2014-08-31
Cubed, Inc.
filed 2014-10-20
CIK 1507718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __

Non-accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  __  No __

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 15, 2014, there were 30,265,455 shares issued and outstanding of common stock, par value $0.001.

CUBED, INC.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward - looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward - looking statements.

ITEM 1  Financial Statements

CUBED, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

AS OF AUGUST 31, 2014 and NOVEMBER 30, 2013

	August 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash and equivalents	$31,684	$1,484
Prepaid expense	35,000	-
Total current assets	66,684	1,484

Other assets:
Property, plant and equipment, net	18,304	-
Software development costs	632,940	-
Other receivable from related party	16,600	-

Total assets	$734,528	$1,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$46,284	$-
Accrued professional fees	59,814	116,491
Accrued payroll	34,936	-
Total current liabilities	141,034	116,491

Total liabilities	141,034	116,491

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of August 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares
authorized, 29,965,455 and 29,370,000 shares issued and outstanding
as of August 31, 2014 and November 30, 2013, respectively	29,965	29,370
Additional paid in capital	4,563,441	8,630
Accumulated deficit	(3,999,912)	(153,007)
Total stockholders' equity (deficit)	593,494	(115,007)

Total liabilities and stockholders' equity (deficit)	$734,528	$1,484

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CUBED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2014 AND 2013

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013

Revenue	$3,000	$-	$4,500	$-

Operating expenses:
Software development	23	-	496,309	-
Professional fees	435,075	2,100	691,029	6,300
Salaries and wages	116,087	-	191,427	-
Executive compensation	135,031	-	195,448	-
General and administrative	144,817	-	247,192	699
Total operating expenses	831,033	2,100	1,821,405	6,999

Operating Loss	(828,033)	(2,100)	(1,816,905)	(6,999)

Other expenses:
Loss on attempted acquisitions	(2,030,000)	-	(2,030,000)	-
Total other expense	(2,030,000)	-	(2,030,000)	-

Net loss	$(2,858,033)	$(2,100)	$(3,846,905)	$(6,999)

Weighted average number of common	28,904,694	11,000,000	28,455,643	11,000,000
shares outstanding - basic and diluted

Net loss per share - basic and diluted	$(0.10)	$(0.00)	(0.14)	$(0.00)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CUBED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

FOR THE NINE MONTHS ENDED AUGUST 31, 2014 AND 2013

	For the	For the
	nine months ended	nine months ended
	August 31,	August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,846,905)	$(6,999)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	1,434	-
Shares issued for services	383,000	-
Shares issued and debt assumed for acquired intellectual property	355,582	-
Loss on shares issued for attempted acquisitions	1,200,000	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(35,000)	-
Increase in accounts payable	46,284	-
Increase (decrease) in accrued professional fees	75,147	(1,950)
Increase in note payable - related party	300
Increase in accrued payroll	34,936	-
Net cash used in operating activities	(1,785,222)	(8,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(19,738)	-
Purchase of intangible assets	(632,940)	-
Net cash used in investing activities	(652,678)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for notes payable - related party	(222,900)	-
Proceeds from sale of common stock	2,691,000	-
Net cash provided by financing activities	2,468,100	-

NET CHANGE IN CASH	30,200	(8,949)
CASH AT BEGINNING OF PERIOD	1,484	10,433
CASH AT END OF PERIOD	$31,684	$1,484

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of debt	$144,000	$-
Cancellation of liability and equity from former management	$131,824	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cubed, Inc. (Formerly Northwest Resources, Inc., referred to herein as the “Company”) was incorporated in Nevada on May 21, 2010. The Company was originally a mining exploration company that had not realized any revenues from its operations as of February 28, 2014.  As a result, on March 18, 2014, the Company changed its business plan, purchased certain Intellectual Property Assets (as described herein), transferred its mining assets to its former officer and changed its name to Cubed, Inc. and is now a development stage company instead of being an exploration stage company.

The company has limited operations and is considered to be in the development stage. In the quarter ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Cubed, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the consolidated financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cubed Asia PTE. LTD. All inter- company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accrued professional fees, and accrued payroll. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the nine months ended August 31, 2014 and 2013, the Company recognized $1,434 and $0 of depreciation expenses and paid $19,738 and $0 for acquisition of fixed assets, respectively.

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

During the nine months ended August 31, 2014, a total of $632,940 was capitalized as software development costs and was paid with cash.

Revenue Recognition

The Company has commenced operations, and it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. As of August 31, 2014, there was no stock-based compensation issued to employees.

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company follows ASC Topic 505-50, formerly EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  During the nine months ended August 31, 2014, the Company issued 383,000 shares of common stock valued at $383,000.

Recent Accounting Pronouncements

Cubed does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The Company has not generated any significant revenues, has negative working capital, and has suffered a loss from operations since inception.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - MINERAL PROPERTY

On June 22, 2010, the Company purchased a 100% interest in mining claim number 296945 located in the State of California, County of Plumas. The total purchase price of the claim was $6,500.

Due to the inability of the Company to raise the necessary capital to develop the mining claim, the mineral property asset was fully impaired at November 30, 2013.

During the nine months ended August 31, 2014, the Company distributed the mineral property for the cancellation of 6,360,000 shares of common stock and the assumption of liabilities totaling $131,824.

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

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

The Company agreed to pay Crackpot in consideration for the Intellectual Property $350,000, payable in four (4) equal monthly payments commencing on April 15, 2014, and 2,537,455 shares of our common stock, to be issued and delivered within three business days of the date of execution of the Purchase Agreement.  The Company is obligated to pay Crackpot ten percent (10%) of any gross revenues received from the Intellectual Property outside of the United States and its territories.  Crackpot is a related party since the individual that owns and controls Crackpot is a shareholder of the Company and a family member of an officer and director.  As of August 31, 2014, we have made payments totaling $350,000 of which $144,000 was paid by issuance of stock and $206,000 was paid by cash. The Company also made another $16,600 cash payment, which was an overpayment on the note and recorded as a receivable from related party.  See note 5 for the valuation of the shares.

NOTE 5 - CAPITAL STOCK

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

During the nine months ended August 31, 2014, the Company issued 2,537,455 shares of common stock and $350,000 promissory note in exchange for intellectual property purchased from a related party.  The shares issued for intellectual property were valued at the last sale of common stock for cash at $0.002 per share since it was the most readily determinable.

During the nine months ended August 31, 2014, the Company sold 2,691,000 shares of common stock at $1 per share for cash proceeds of $2,691,000, 144,000 shares of common stock at $1 per share for settlement of debt and 383,000 shares of common stock at $1 per share for services.  The shares issued for debt and services were valued at $1 since it was the most readily determinable based on the recent sale of common stock for cash at $1 per share during the same time period as the issuance of shares for debt and services.

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 5 - CAPITAL STOCK (CONTINUED)

During the nine months ended August 31, 2014, the Company issued 1,200,000 shares of common stock at $1 per share for an attempted acquisition.  The shares issued were valued at $1 per share since it was the most readily determinable based on the recent sale of common stock for cash at $1 per share during the same time period. Refer to Note 7.

During the nine months ended August 31, 2014, the former management cancelled 6,360,000 shares of common stock for the assumption of liabilities of $131,824 and for the distribution of the mineral property.

The Company had 29,965,455 and 29,370,000 shares of common stock issued and outstanding as of August 31, 2014 and November 30, 2013, respectively.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There were no preferred shares issued and outstanding as of August 31, 2014 and November 30, 2013.

As of August 31, 2014, the Company had no warrants or options outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities.

Employment Agreement with Chief Operating Officer

The Company executed an Employment Agreement with Paul Turino, for the position of Chief Operating Officer, dated May 16, 2014 (the “Agreement”).  Under the Agreement, Mr. Turino will earn a base salary of no less than $150,000 per year, subject to adjustment from time to time. In addition, Mr. Turino will be eligible to earn an annual performance bonus equal to fifty percent (50%) of his base salary, payable at the discretion of the board and based upon certain annual financial and individual performance goals to be established by the board. Finally, we have agreed to issue Mr. Turino options to purchase 1,000,000 shares of our common stock, with various pricing and vesting requirements. The options are subject to Mr. Turino’s continued employment on the vesting date and various other terms and conditions.  As of August 31, 2014, no options were granted to Mr. Turino since the exercise term has not been determined.

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Temporary Trading Suspension

On July 17, 2014, the Securities and Exchange Commission (the “SEC”) announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of trading in the Company’s common stock.  The temporary suspension ended on July 30, 2014.  According to a press release from the SEC, they “suspended trading in Cubed stock before [certain individuals] could dump their shares on the market” and “could illegally profit further” in connection with an alleged pump-and-dump scheme.  On the same day, the SEC charged five individuals in connection with their trading of the stock of four different companies, of which we were one.  Neither we, nor any member of our former or present management, were charged.

On July 23, 2014, the Company issued a press release regarding recent indirect allegations and announced that the Company has hired Lowenstein Sandler LLP to conduct an internal investigation to determine whether the Company was a victim of conduct allegedly engaged in by individuals, including our former outside legal counsel, as set forth in an indictment filed in the Eastern District of New York on July 17, 2014, and in an SEC complaint filed on the same day.

NOTE 7 - MATERIAL AGREEMENTS

Acquisition of Pop Solutions, LLC dba Ping Mobile

On April 1, 2014, the Company entered into a Letter of Intent (“LOI”) with Pop Solutions, LLC dba Ping Mobile, a Delaware corporation (“Ping”).  Under the LOI, the Company paid a deposit of $200,000 and the parties agree to enter into a definitive agreement on or before July 31, 2014.  Since a definitive agreement was not entered into before July 31, 2014, the Company agreed to either execute a promissory note for Ping to repay the Company for the deposit of $200,000 or apply the funds toward the use of the Ping’s services at the normal billable rates.  As of the date of this filing, the Company had not completed the acquisition.  As the acquisition will not be completed and the collectability of the deposit is uncertain the Company recorded a loss on attempted acquisition of $200,000. (see Wiki discussion below for the remaining $1,830,000 recorded as loss on acquisition)

Acquisition of WikiTechnologies, Inc.

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

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 7 - MATERIAL AGREEMENTS (CONTINUED)

The Agreement was expected to close upon satisfaction of all conditions, no later than July 15, 2014. The $1,500,000 cash payment is due in three installments of $500,000 each due on: (i) the closing date (paid); (ii) July 31, 2014; and (iii) August 30, 2014. The Agreement is conditional upon, among other things, our ability to raise private equity financing in an amount not less than $1,500,000. In the event we have not raised sufficient funds by the closing date, we have the option to extend the second and third $500,000 payments for up to thirty (30) days, for each, by making non-refundable $20,000 payments to Wiki. The Company was unable to complete the acquisition.  As the acquisition will not be completed and the collectability of the funds advanced or shares issued is uncertain the Company recorded a loss on attempted acquisition of $1,830,000, out of which $1,200,000 was from share issuance, and the remaining $630,000 was from cash payments.

Joint Venture with Small Screen Casinos, Ltd.

On May 30, 2014, the Company entered into a non-exclusive Joint Venture Agreement (the “Agreement”) with Small Screen Casinos Ltd. (“Small Screen”). The purpose of the joint venture with Small Screen is to develop and deploy “freemium” casino style games. A “freemium” game is one in which access to the game is provided free of charge, but money (a premium) is charged for proprietary features and/or functionality. Under the Agreement, we will provide our proprietary Cube platform together with marketing within our cube ecosystem. Small Screen will provide the games as well as marketing within its jurisdictions. We own 51% of the joint venture, and Small Screen owns 49%. Profits are to be allocated on a 50/50 basis. The joint venture shall continue until May 5, 2019 unless dissolved upon a prior sale or disposal. The foregoing is a summary of the material terms of the Agreement with Small Screen and not a complete description of its contents. The Joint Venture Agreement, which was previously filed, should be consulted for additional information.  As of August 31, 2014, there are no sales or operations in the joint venture.

Agreement with Consultant

On May 27, 2014, the Company entered into an investor relations services agreement with an entity for a period of one year.  As compensation for their services, the Company agreed to issue 18,000 shares of common stock which was due within 30 days of the execution of the agreement.  Additionally, the Company agreed to a monthly payment of $3,500.  The shares were issued on June 5, 2014.

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

CUBED, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 7 - MATERIAL AGREEMENTS (CONTINUED)

ii.

Creation of “Sports Action Bingo,” which is a sports prediction contest using a bingo game format with a progressive jackpot. Revenue from subscribers will also be split 50/50 with ESport after deduction of direct costs. This game will initially be offered as a “freemium” game. The game will eventually become a cash gaming endeavor, which will require the prior approval of the Nevada Gaming Commission.

iii.

Exchange wagering on the Cubed platform using Nevada Sportsbook’s patented technology. This will require the Nevada Gaming Commission to certify that we have geo-fenced access to the wagering platform so as to prevent wagering on the system from outside the State of Nevada. Upon regulatory approval, we will be paid a percentage of the gross wagering amount bet through the platform.

In exchange for our services, which have already been largely completed, ESport will pay us a total of $200,000, with $50,000 to be paid upon execution of the Contract, $100,000 to be paid within 60 days thereafter, and $50,000 to be paid upon approval by the Nevada Gaming Control Board. The Contract shall continue until cancelled by either party upon 90 days written notice. The foregoing is a summary of the material terms of the Contract with ESport and not a complete description of its contents. The Contract, which was previously filed, should be consulted for additional information.

During the nine months ended August 31, 2014, the Company recorded $0 of revenue as part of this agreement with Esportclub, LLC due to the uncertainty of its collectability.

NOTE 8 - SUBSEQUENT EVENTS

On October 9, 2014, the Company entered into a securities purchase agreement with a third party pursuant to which the Company issued an unsecured promissory note in the original principal amount of $50,000 (the “Note”), and issued 300,000 shares of the Company’s common stock, for a purchase price of $50,000.  The Note bears interest at 8% and must be repaid simultaneous with debt or equity funding by the Company of at least $75,000.  Repayment shall include a repayment premium of 50% of the original principal amount.  For as long as the Note remains outstanding, the holder has a right of first refusal to match the terms of any debt or equity financing.

* * *

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended August 31, 2014 compared to the Three and Nine Months Ended August 31, 2013

Results of Operations

Revenue

Our revenue, operating expenses and net loss for the three and nine months ended August 31, 2014, compared to the three and nine months ended August 31, 2013, were as follows:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013

Revenue	$3,000	$-	$4,500	$-
Operating expenses	831,033	2,100	1,821,405	6,999

Net loss	$(2,858,033)	$(2,100)	$(3,846,905)	$(6,999)

Our nominal revenue for the three months ended August 31, 2014 was derived from fees earned for consulting on the design and building of cubes for two customers.  We do not expect to have material revenue until the first quarter of our fiscal year ended November 30, 2015.

Operating Expenses

For the three months ended August 31, 2014, our operating expenses were $831,033 as compared to $2,100 for the three months ended August 31, 2013, an increase of $828,933.  Similarly, for the nine months ended August 31, 2014, our operating expenses were $1,821,405 as compared to $6,999 for the nine months ended August 31, 2013, an increase of $1,814,406.  In both instances, the significant increase was a result of our transition from an exploration stage company to a development stage company and the commencement of our current operations on March 21, 2014.

For the three and nine months ended August 31, 2014, and the three and nine months ended August 31, 2013, our operating expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013

Software development	$23	$-	$496,309	$-
Professional fees	435,075	2,100	691,029	6,300
Salaries and wages	116,087	-	191,427	-
Executive compensation	135,031	-	195,448	-
General and administrative	144,817	-	247,192	699

Total operating expenses	$831,033	$2,100	$1,821,405	$6,999

For the three months ended August 31, 2014, software development costs represent the value of the Get CUBED tm mobile-first platform and related intellectual property acquired from Crackpot, Inc. in March 2014.  Professional fees include legal and accounting expenses, including $197,780 that was paid for with our common stock.  Our general and administrative expenses consist primarily of travel expenses of $27,302, marketing expenses of $11,290, rent expense of $28,797, computer and internet expenses of $35,895, and insurance expenses of $7,889.  Operating expenses for the three months ended August 31, 2013 were not material as it was before we commenced our current operations.

For the nine months ended August 31, 2014, software development costs represent the Get CUBED tm mobile-first platform and related intellectual property acquired from Crackpot, Inc.  Professional fees include legal and accounting expenses, including $383,000 that was paid for with our common stock.  Our general and administrative expenses consist primarily of travel expenses of $52,430, marketing expenses of $31,655, rent expense of $47,002, computer and internet expenses of $43,000, and insurance expenses of $14,888.  Operating expenses for the nine months ended August 31, 2013 were not material as it was before we commenced our current operations.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of August 31, 2014 and November 30, 2013 were as follows:

	August 31, 2014	November 30, 2013
	(unaudited)	(audited)

Cash	$31,684	$1,484
Total current assets	66,684	1,484
Total assets	734,528	1,484
Total current liabilities	141,034	116,491
Total liabilities	141,034	116,491

Cash Requirements

We had $31,684 in cash and cash equivalents as of August 31, 2014.  Our cash used in operations for the nine months ended August 31, 2014 was $1,785,222.  We had a net loss for the nine months ended August 31, 2014 of $3,846,905, which included $496,309 of software development expenses from the purchase of the Get CUBED tm mobile-first platform.  We had an accumulated deficit of $3,999,912 at August 31, 2014.  At our current burn rate of approximately $250,000 per month, our cash on hand is not sufficient to cover our monthly expenses and we will continue to seek financing in the form of debt or stock sales to finance our operations until we reach break-even.  We have no estimate of when we will reach break-even.

Sources and Uses of Cash

Operations

For the nine months ended August 31, 2014, our net cash used in operating activities was $1,785,222, which consisted of our net loss of $3,846,905, offset primarily by a loss on shares issued for attempted acquisitions of $1,200,000, shares issued for professional services of $383,000, shares issued and debt assumed for acquired intellectual property of $355,582, and an increase in accrued professional fees of $75,147.  See Part II, Item 5, Rescission of Acquisition of WikiTechnologies, Inc.  Operating activities for the nine months ended August 31, 2013 were not material as it was before we commenced our current operations.

Investments

For the nine months ended August 31, 2014, our net cash used in investing activities was $652,678, which consisted of the purchase of intangible assets of $632,940 and the purchase of property, plant and equipment of $19,738.  Investing activities for the nine months ended August 31, 2013 were not material as it was before we commenced our current operations.

Financing

For the nine months ended August 31, 2014, our net cash provided by financing activities was $2,468,100, which consisted of proceeds from the sale of common stock of $2,691,000, offset by payments for notes payable to a related party of $222,900.  Financing activities for the nine months ended August 31, 2013 were not material as it was before we commenced our current operations.

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

We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board (“FASB”) ASC 350-40, Internal-Use Software.  Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software, and (b) all research and development activities for the other components of the product or process have been completed.

This analysis was conducted in connection with our purchase of the Get CUBED tm mobile-first platform and related intellectual property acquired from Crackpot, Inc. in March 2014.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.  As of August 31, 2014, there was no stock-based compensation issued to employees.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  During the nine months ended August 31, 2014, we issued 383,000 shares of common stock valued at $383,000.

A significant portion of our professional fees during the three and nine months ended August 31, 2014 was paid for with our common stock.

Net Loss

For the nine months ended August 31, 2014, we had a net loss of $3,846,905.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4  Controls and Procedures

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2014, we issued 18,000 shares of our common stock for services rendered.  The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On July 10, 2014, we issued a total of 1,200,000 shares of our common stock to two shareholders pursuant to the Share Exchange Agreement by which we attempted to acquire WikiTechnologies, Inc.  The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On July 15, 2014, we issued 300,000 shares of our common stock for services rendered.  The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

Unregistered Sales of Equity Securities

On March 21, 2014, we issued 2,537,455 shares of our common stock to Crackpot, Inc. pursuant to the terms of an Intellectual Property Purchase Agreement.  The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

In May 2014, we issued a total of 65,000 shares of our common stock for services rendered.  The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

Resignation of Chief Financial Officer

On September 27, 2014, Douglas Shinsato resigned as our Chief Financial Officer.  The Board of Directors appointed Joseph White as Interim Chief Financial Officer until a replacement can be identified.  Mr. Shinsato remains as our Interim Secretary and as a member of our Board of Directors.

Rescission of Acquisition of WikiTechnologies, Inc.

As reported in a Current Report on Form 8-K filed with the Commission on May 27, 2014, we entered into a Share Exchange Agreement to acquire WikiTechnologies, Inc.  Subsequently, in a Current Report on Form 8-K filed with the Commission on July 15, 2014, we erroneously reported that we had completed the acquisition.  On October 7, 2014, we received a Notice of Default from WikiTechnologies alleging that we had not fulfilled our obligations under the Share Exchange Agreement and that the purchase had not been consummated.  We have elected to rescind the acquisition, and we will seek damages against WikiTechnologies and the sellers for the portion of the purchase price we have delivered to them, namely $500,000 cash and 1,200,000 shares of our common stock.

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

Cubed, Inc.

Dated: October 20, 2014	/s/ Joseph White
By: Joseph White
Its: President and Chief Executive Officer